Form 10QSB
period 1996-03-31
MSR EXPLORATION LTD
filed 1996-05-09
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM  10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITY EXCHANGE ACT OF 1934
For the Quarter ended March 31, 1996

OR
[    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
SECURITY EXCHANGE ACT OF 1934
For the transition period from .............. to.................

Commission File No. 1-8523

MSR  Exploration Ltd.
(Exact name of Registrant as specified in its charter)

Alberta, Canada                  										None
(State or other jurisdiction of							(I.R.S. Employer
incorporation or organization)       identification No.)

500 Main Street, Suite 210, Fort Worth, Texas 76102
 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (817) 877-3151


Securities registered pursuant to Section 12(g) of the Act:
																          Name of Each Exchange
Title of Each Class 						on Which Registered
Common Shares		     				    United States
no par value						     	American Stock Exchange


Securities registered pursuant to Section 12(b) of the Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirement for the past 90 days.  Yes   X    No __

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a Court. Yes__ No X because there was no distribution of securities under the Registrant's confirmed plan.

Common Shares outstanding at March 31, 1996:  13,712,014

Transitional Small Business Disclosure Format:  Yes [    ] or No [ X ]







PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements
MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED BALANCE SHEETS
U.S. DOLLARS

                                                       March 31,            December 31,
                                                         1996                   1995
ASSETS                                                (unaudited)             (audited)

   Cash and cash equivalents                                  $79,000               $280,000
   Accounts receivable                                        719,000                700,000
   Inventories                                                184,000                184,000
   Prepaid expenses                                            96,000                 12,000
       Total current assets                                 1,078,000              1,176,000

PROPERTIES, PLANT AND EQUIPMENT - NET
   ("full cost")                                           28,953,000             29,040,000

OTHER ASSETS                                                  524,000                538,000

                                                          $30,555,000            $30,754,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                          $81,000                $91,000
   Accounts payable                                           173,000                368,000
   Accrued liabilities                                        482,000                503,000
       Total current liabilities                              736,000                962,000

LONG-TERM DEBT                                              6,367,000              6,252,000

DEFERRED INCOME TAXES                                       3,984,000              4,003,000

STOCKHOLDERS' EQUITY
   Common stock, without par value
      Authorized 20,000,000 shares, issued and
      outstanding 13,712,014                               17,796,000             17,796,000
   Less notes receivable arising from
      the issuance of common stock                           (190,000)              (190,000)
   Foreign currency translation adjustment                    (91,000)               (98,000)
   Retained earnings                                        1,953,000              2,029,000
                                                           19,468,000             19,537,000
                                                          $30,555,000            $30,754,000



See Condensed Notes to Financial Statements



MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 1996 and 1995
(UNAUDITED)
U.S. DOLLARS


                                                  1996          1995
REVENUE
  Oil sales                                       $556,000       $500,000
  Gas sales                                        415,000         44,000
  Interest, dividends and other income              18,000         31,000
     Total revenues                                989,000        575,000


EXPENSES
  Operating expenses                               311,000        305,000
  Production taxes                                  56,000         62,000
  Depletion and depreciation                       316,000        174,000
  General and administrative                       221,000        283,000
  Interest                                         180,000         55,000
     Total expenses                              1,084,000        879,000

Loss before income taxes                           (95,000)      (304,000)

Income tax benefit                                  19,000         32,000
Net income (loss)                                 ($76,000)     ($272,000)


Per share net income (loss)                         ($0.01)        ($0.02)

Weighted average number of shares
  outstanding                                   13,712,014     14,312,014






See Condensed Notes to Financial Statements


MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF CASH FLOW
Three months ended March 31, 1996 and 1995
(UNAUDITED)
U.S. DOLLARS

                                                                   1996           1995
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
   Net (loss)                                                      ($76,000)     ($272,000)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                                    326,000        174,000
      Changes in assets and liabilities                            (331,000)      (149,000)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                       (81,000)      (247,000)

INVESTING ACTIVITIES
   Acquisition of properties and equipment                         (225,000)       (53,000)

FINANCING
   Principal payments on long-term debt                             (45,000)      (440,000)
   Notes payable, bank proceeds                                     150,000        750,000
   Payment of financing costs                                                     (187,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                       105,000        123,000

NET INCREASE (DECREASE) IN CASH                                    (201,000)      (177,000)

CASH AT BEGINNING OF PERIOD                                         280,000        527,000

CASH AT END OF PERIOD                                               $79,000       $350,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                              $159,000        $42,000
   Cash payments for income taxes                                        $0             $0








See Condensed Notes to Financial Statements





             MSR Exploration, Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Three Months Ended March 31, 1996 and 1995


ACCOUNTING POLICIES AND DISCLOSURES

Note 1. In the opinion of management of MSR Exploration, Ltd. (the "Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

The Company has reclassified royalties paid to other interest owners, which were previously categorized as an operating expense, by reducing both oil and gas revenues and operating expenses by the amount of royalty paid. This change in reporting policy has no affect on profit or loss, and is more in line with industry practice.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year.


Note   2.  NOTE PAYABLE AND LONG-TERM DEBT.
                                     March          December
                                     31, 1996       31, 1995
The  notes  payable  and  long-term  (Unaudited)    (Audited)
debt consists of :

Prime  rate plus 1.0% note  payable
to  Banque Paribas (9.25% at  March     $ 6,150,000   $ 6,000,000
31, 1996)

Various   pre-petition  claims   at
interest rates ranging from  6%  to
10%, due in monthly, quarterly  and
annual installments.                        299,000       343,000

                                          6,448,000     6,343,000

Less current maturities                   ( 81,000)      (91,000)

                                        $ 6,367,000   $ 6,252,000





During the first quarter of 1995, the Company entered into a revolving credit/term loan agreement. The agreement allows the Company to borrow up to $15,000,000 under a revolving credit arrangement for a two year period, at which time any outstanding balance shall convert to a five year term loan to be repaid in quarterly installments. The interest rate on amounts outstanding shall be the London Interbank Offered Rate (LIBOR) + 2.5% or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired.







             MSR Exploration, Ltd. and Subsidiaries
ITEM  2.        Management's Discussion and Analysis of Financial
Condition and Results of Operations.
Three Months Ended March 31, 1996, compared to Three Months Ended
                         March 31, 1995.

Revenue.    Total revenue for the first quarter ended  March  31,
1996  was  $989,000  a  72%  increase compared  to  the  $575,000
reported  for  the  first  quarter  of  1995.   The  increase  is
primarily attributed to significantly higher gas sales.

Oil sales for the first quarter of 1996 were $556,000, an 11% increase compared to $500,000 of oil sales in the same period last year. The average price received for oil during the first quarter of 1996 increased 10% to $17.34 per barrel compared to the $15.75 average price for the same period in 1995. Oil sales volumes for the quarters ended March 31, 1996 and 1995 were 32,100 barrels and 31,800 barrels, respectively. This modest increase is primarily due to development drilling during the past two quarters in Montana.

Gas sales for the quarter ended March 31, 1996 were $415,000, an increase eight times the $44,000 reported for the first quarter of 1995. The average sale price the Company received for gas sold during the first quarter of 1996 was $2.03 per Mcf an
increase  of  42%  compared to the  $1.43  in  1995.   Gas  sales
volumes  for  the  first quarter of 1996 were 204,500  Mcf,  some seven times the 28,800 Mcf sold in the 1995 quarter. The increase in sales is attributable to three gas wells purchased in Southeast Texas in July, 1995. The first quarter gas sales were at a reduced level due to normal production declines and wells were shut-in for maintenance.

Interest, dividends and other income for the quarters ended March 31, 1996 and 1995 were $18,000 and $31,000, respectively,
 .
Expenses. Total expenses for the first quarter 1996 were $1,084,000, an increase of 23% compared to $879,000 for the first quarter of 1995. Operating expenses for the 1996 quarter were $311,000, an increase of $6,000 or 2% compared to the 1995 quarter. Production taxes for the quarters ended March 31, 1996 and 1995 were $56,000 and $62,000 respectively. This decrease in production taxes is primarily due to reduced tax rates in Montana. Depletion and depreciation expenses increased 72% to $316,000 for the first quarter of 1996 compared to $174,000 for 1995 primarily due to the increase in gas sales volumes. General and administrative expenses decreased 22% from $283,000 reported for the 1995 period to $221,000 reported in first quarter 1996. The 1995 general and administrative expense were up principally due to the Company moving its headquarters to Fort Worth, Texas and to an increase in professional personnel. Interest expense increased some three times when comparing the $180,000 for the quarter ended March 31, 1995 to the $55,000 in 1995. The increase is attributable to the increase in long-term debt.

Net Income (Loss). The Company's results of operations for the quarter ended March 31, 1996 was a net loss of $76,000 as compared to a net loss of $272,000 for the same period in 1995. This improvement was primarily attributable to the increase in gas sales from the Company's new Southeast, Texas properties.

Liquidity and Capital Resources - March 31, 1996 vs. December 31, 1995. The Company's liquidity position at March 31, 1996 shows a current ratio of 1.5 to 1 with working capital of approximately $343,000. This compares to a current ratio of 1.2 to 1 and working capital of approximately $318,000 at December 31, 1995.

Cash used in operating activities for the first quarter 1996 was $81,000 compared to $247,000 used for operating activity in the first quarter 1995.

Investing  activities for the first quarter  1996  used  cash  of
$225,000  compared to $53,000 for the first quarter 1995.   There
were no drilling activities in the first quarter of 1995.

Net cash from financing activities was $105,000 for the first quarter 1996 compared to $123,000 from financing activities for the same quarter in 1995.




             MSR Exploration, Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM  4.   Submission of Matters to a Vote of  Security  Holders:
None

ITEM 5.  Other Information:  None

ITEM 6.  Exhibits and Reports on Form 8-K:

                    (a)  Exhibits

                         Exhibit 27. Financial Data Schedule

                    (b)  Reports on Form 8-K  (None)




                      MSR EXPLORATION LTD.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

Dated May 2, 1996

                         MSR Exploration,  Ltd.



By:  /s/  Otto J. Buis
Otto J. Buis, Chairman of the Board
President and Chief Executive Officer




By:  /s/  Howard N. Boals
Howard N. Boals, Vice President of Finance
Chief Accounting Officier