Form 10QSB
period 1996-06-30
MSR EXPLORATION LTD
filed 1996-08-08
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM  10-QSB


                           (Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
               For the Quarter ended June 30, 1996

                               OR
[    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
                  SECURITY EXCHANGE ACT OF 1934
       For the transition period from ........... to..................

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


 Securities registered pursuant to Section 12(g) of the Act:
                                                 Name of Each Exchange
                Title  of Each Class               on Which Registered
                  Common Shares,                     United States
                    no par value                American Stock Exchange

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

     Common Shares outstanding at June 30, 1996:  13,812,014

Transitional Small Business Disclosure Format:  Yes      or No  X

PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements

MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED BALANCE SHEETS
U.S. DOLLARS

                                                          June 30,         December 31,
                                                            1996               1995
ASSETS                                                   (unaudited)         (audited)


   Cash and cash equivalents                                  $163,000           $280,000
   Accounts receivable                                         753,000            700,000
   Inventories                                                 184,000            184,000
   Prepaid expenses                                             52,000             12,000
       Total current assets                                  1,152,000          1,176,000

PROPERTIES, PLANT AND EQUIPMENT - NET
   ("full cost")                                            29,168,000         29,040,000

OTHER ASSETS                                                   497,000            538,000
                                                           $30,817,000        $30,754,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                           $84,000            $91,000
   Accounts payable                                            196,000            368,000
   Accrued liabilities                                         452,000            503,000
       Total current liabilities                               732,000            962,000

LONG-TERM DEBT                                               6,594,000          6,252,000

DEFERRED INCOME TAXES                                        3,932,000          4,003,000

STOCKHOLDERS' EQUITY
   Common stock, without par value
      Authorized 20,000,000 shares, issued and
      outstanding 13,812,014 in 1996 and
      13,712,014  in 1995                                   17,896,000         17,796,000
   Less notes receivable arising from
      the issuance of common stock                            (130,000)          (190,000)
   Foreign currency translation adjustment                     (98,000)           (98,000)
   Retained earnings                                         1,891,000          2,029,000
                                                            19,559,000         19,537,000
                                                           $30,817,000        $30,754,000



See Condensed Notes to Consolidated Financial Statements

 2

MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U.S. DOLLARS


                                       Three Months Ended               Six Months Ended
                                          Ended June 30,                    Ended June 30,
                                       1996            1995              1996            1995

REVENUE
  Oil sales                             $600,000        $489,000        $1,156,000        $989,000
  Gas sales                              451,000          43,000           866,000          87,000
  Interest and other income                5,000          44,000            23,000          75,000
       Total revenues                  1,056,000         576,000         2,045,000      1,151,000


EXPENSES
  Operating expenses                      371,000         340,000            682,000        645,000
  Production taxes                         60,000          48,000            116,000        110,000
  Depletion and depreciation              334,000         171,000            650,000        345,000
  General and administrative              225,000         269,000            446,000        552,000
  Interest                                180,000         147,000            360,000        202,000
       Total expenses                   1,170,000         975,000          2,254,000      1,854,000

Loss before income taxes                 (114,000)       (399,000)          (209,000)       (703,000)

Income tax benefit                         52,000         113,000            71,000         145,000
Net income (loss)                        ($62,000)      ($286,000)        ($138,000)      ($558,000)


Per share net income (loss)               ($0.00)         ($0.02)           ($0.01)         ($0.04)

Weighted average number
  of shares outstanding                13,778,680      14,312,014        13,745,347      14,312,014



See Condensed Notes to Consolidated Financial Statements

3

MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF CASH FLOW
Six months ended June 30, 1996 and 1995
(UNAUDITED)
U.S. DOLLARS


                                                                            1996                1995
OPERATING ACTIVITIES
   Net (loss)                                                            ($138,000)         ($558,000)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                                            650,000            345,000
      Common stock issued for payment of general
          and administrative expenses                                                           50,000
      Changes in other assets and liabilities                              (350,000)          (364,000)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                               162,000           (527,000)

INVESTING ACTIVITIES
   Acquisition of properties and equipment                                  (774,000)          (120,000)
   Escrow deposit for purchase of producing properties                                         (950,000)
   Proceeds on notes receivable arising from the
      issuance of common stock                                                60,000             90,000
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES                              (714,000)          (980,000)

FINANCING
   Principal payments on long-term debt                                      (65,000)         (565,000)
   Notes payable, bank proceeds                                              400,000         4,710,000
   Common stock issued for acquisition of assets                             100,000
   Payment of financing costs                                                                (292,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                435,000         3,853,000

NET INCREASE (DECREASE) IN CASH                                             (117,000)        2,346,000

CASH AT BEGINNING OF PERIOD                                                  280,000            527,000

CASH AT END OF PERIOD                                                     $163,000         $2,873,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                                     $296,000           $180,000
   Cash payments for income taxes                                               $0                 $0

NONCASH TRANSACTIONS:
   Common stock issued for payment of general
       and administrative expenses                                              $0            $50,000




See Condensed Notes to Consolidated Financial Statements

 4

              MSR Exploration Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Six Months Ended June 30, 1996 and 1995


ACCOUNTING POLICIES AND DISCLOSURES

Note 1. In the opinion of management of MSR Exploration Ltd. (the "Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the six months ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year.


Note   2.  NOTE PAYABLE AND LONG-TERM DEBT.
                                                  June           December
                                                30, 1996         31, 1995
                                              (Unaudited)       (Audited)
The notes payable and long-term debt consists of :

Prime rate plus 1.0% note payable to
Banque Paribas (9.25% at June 30, 1996)       $ 6,400,000      $ 6,000,000

Various pre-petition claims at interest rates ranging
from 6% to 10%, due in monthly, quarterly and annual
installments.                                     278,000          343,000
                                                6,678,000        6,343,000

   Less  current  maturities                      (84,000)         (91,000)

                                                 $ 6,594,000   $ 6,252,000


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




              MSR Exploration Ltd. and Subsidiaries

ITEM  2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.
 Three and Six Months Ended June 30, 1996, compared to Three and
                 Six Months Ended June 30, 1995.

Revenue. Total revenue for the Company's second quarter ended June 30, 1996 was $1,056,000, an 83% increase compared to the $576,000 reported for the same quarter in 1995. Total revenue for the six months ended June 30, 1996 was $2,045,000, a 78% increase compared to $1,151,000 for the first six months of 1995. The increases are the result of the Company's recent development drilling program, the significantly higher gas sales from the Company's new gas wells in Southeast Texas, and favorable increases in product prices.

Oil sales for the three and six month periods ended June 30, 1996 were $600,000 and $1,156,000, respectively. This was a 23% and 17% increase in oil sales compared to the same periods in 1995. Total oil barrels sold for the second quarter of 1996 was 31,800, a 3% increase compared to 31,000 barrels of oil sales in the same period last year. For the six months ended June 30, 1996 sales volumes were 63,900 barrels, a 2% increase over the 62,900 barrels reported for the same period of 1995. These modest sales volume increases were primarily the result of development drilling during the fourth quarter of 1995 and first quarter of 1996 in Montana. The average price received for oil during the second quarter of 1996 increased 20% to $18.85 per barrel compared to the $15.71 average price for the same period in 1995. The average price for oil for the first six months of 1996 was $18.09 per barrel, an increase of 15% compared to the $15.73 average in 1995.

Gas sales for the quarter ended June 30, 1996 were $451,000, an increase of over ten times the $43,000 reported for the second quarter of 1995. Gas sales for the six months ended June 30, 1996 were $866,000, an increase of almost ten times the $87,000 reported for the same period in 1995. The average sale price the Company received for gas sold during its second quarter and first six months of 1996 was $2.05 and $2.04 per Mcf, respectively. These were 86% and 60% increases in gas prices compared to 1995 average gas prices of $1.10 and $1.28, respectively. The Company sold 220,000 Mcf and 424,000 Mcf of gas during the three and six months ended June 30, 1996, a 460% and 524% increase compared to 39,200 and 68,000 Mcf for the respective periods in 1995. Most of this significant increase in gas sales is from the Company's Southeast Texas wells purchased in July, 1995.

Interest, dividends and other income for the three and six months ended June 30, 1996 was $5,000 and $23,000, respectively, and $44,000 and $75,000 during the same respective periods in 1995.

Expenses. Total expenses for the second quarter and first six months of 1996 were $1,170,000 and $2,254,000, an increase of 20%
and 22% compared to $975,000 and $1,854,000 reported for the same periods last year. Operating expenses were $371,000 for the second quarter of 1996 and $682,000 for the six months ended June 30, 1996, a 9% and 6% increase compared to the 1995 periods. Production taxes for the three and six months ended June 30, 1996 were $60,000 and $116,000, respectively an increase of 25% and 5% compared to the 1995 periods. Production tax expenses for 1996 did not increase proportionately to the increased product sales principally due to reduced tax rates in Montana. Depletion and depreciation expenses increased 95% to $334,000 for the second quarter of 1996 and 88% to $650,000 for the first six months of 1996 compared to the same periods in 1995, which is primarily due to the increase in product sales volumes. General and administrative expenses for the three and six months ended June 30, 1996 decreased 16% to $225,000 and 19% to $446,000, respectively, compared to amounts reported for the like periods in 1995. The 1995 general and administrative expenses were up principally due to the Company moving its headquarters to Fort Worth, Texas and to an increase in professional personnel. Interest expense for the second quarter of 1996 was $180,000 a 22% increase over $147,000 for the same quarter in 1995. Interest expense for the first six months of 1996 was $360,000, a 78% increase compared to the $202,000 in 1995. This increase was attributable to the increase in long-term debt associated with the Company's acquisitions of property and equipment.

Net Income (Loss). The Company's results of operations for the quarter ended June 30, 1996 was a net loss of $62,000 as compared to a net loss of $286,000 for the same period in 1995. The results for the six month period ended June 30, 1996 was a net loss of $138,000 as compared to a net loss of $558,000 reported in the 1995 period. These improvements were primarily attributable to the increase in gas sales from the Company's new Southeast Texas properties, contributions from its development drilling program and favorable product pricing.

Liquidity and Capital Resources - June 30, 1996 vs. December 31, 1995. The Company's liquidity position at June 30, 1996 shows a current ratio of 1.6 to 1 with working capital of approximately $420,000. This compares to a current ratio of 1.2 to 1 and working capital of approximately $214,000 at December 31, 1995.

Cash  from operating activities for the first six months of  1996 was $162,000 compared to $527,000 used for operating activity in the same period in 1995.

For investing activities, the Company used $714,000 for the six months ended June 30, 1996 compared to $980,000 used in 1995. During the 1996 period the Company purchased an additional 21% working interest in the Cinco Ltd.#1 well in Southeast Texas, bringing its total interest to 74%. The Company ran an additional 6 miles of gathering line to six gas wells and drilled and completed three gas wells in Montana.

Net cash from financing activities was $435,000 for the first six months of 1996 compared to $3,853,000 from financing activities for the same period in 1995. The 1996 bank loan proceeds and the issuance of 100,000 shares of the Company's common stock, valued at $1.00 per share, were used primarily to acquire property and equipment.




              MSR Exploration Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM  4.   Submission of Matters to a Vote of  Security  Holders:
None

ITEM 5.  Other Information:  None

ITEM 6.  Exhibits and Reports on Form 8-K:

                    (a)  Exhibits

                         Exhibit 27.  Financial Data Schedule

                     (b)  Reports on Form 8-K:  None




                      MSR EXPLORATION LTD.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 8, 1996

                         MSR Exploration Ltd.



                         By:   /S/  Otto J, Buis
                             Otto J. Buis, Chairman of the Board
                             President and Chief Executive Officer




                         By:   /S/  Howard N. Boals
                             Howard N. Boals, Vice President of Finance
                             and Chief Accounting Officer