Form 10QSB
period 1996-09-30
MSR EXPLORATION LTD
filed 1996-11-13
CIK 719187

1

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM  10-QSB


                           (Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
            For the Quarter ended September 30, 1996

                               OR
[    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
                  SECURITY EXCHANGE ACT OF 1934
       For the transition period from ....................
                     to.....................

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

Registrant's telephone number, including area code:(817) 877-3151


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

Common Shares outstanding at September 30, 1996:  13,812,014

Transitional Small Business Disclosure Format:  Yes __  or No  X



PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements

MSR Exploration Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)
CONSOLIDATED BALANCE SHEETS
U.S. DOLLARS

                                                      September 30,    December 31,
                                                           1996            1995
ASSETS                                                 (unaudited)      (audited)
   Cash and cash equivalents                           $    272,000    $    280,000
   Accounts receivable                                      701,000         700,000
   Inventories                                              191,000         184,000
   Prepaid expenses                                          43,000          12,000
       Total current assets                               1,207,000       1,176,000

PROPERTIES, PLANT AND EQUIPMENT - NET
   ("full cost")                                         29,068,000      29,040,000

OTHER ASSETS                                                483,000         538,000

                                                        $30,758,000     $30,754,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                   $    525,000    $      91,000
   Accounts payable                                         200,000         368,000
   Accrued liabilities                                      557,000         503,000
       Total current liabilities                          1,282,000         962,000

LONG-TERM DEBT                                            6,133,000       6,252,000

DEFERRED INCOME TAXES                                     3,881,000       4,003,000

STOCKHOLDERS' EQUITY
   Common stock, without par value
      Authorized 20,000,000 shares, issued and
      outstanding 13,812,014 in 1996 and
      13,712,014  in 1995                                17,896,000      17,796,000
   Less notes receivable arising from
      the issuance of common stock                         (130,000)       (190,000)
   Foreign currency translation adjustment                  (96,000)        (98,000)
   Retained earnings                                      1,792,000       2,029,000
                                                         19,462,000      19,537,000

                                                        $30,758,000     $30,754,000


See Condensed Notes to Consolidated Financial Statements

 2

MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U.S. DOLLARS

                                          Three Months Ended               Nine Months Ended
                                          Ended September 30,              Ended September 30,
                                            1996        1995             1996              1995
REVENUE
  Oil sales                             $  599,000     $ 551,000      $  1,755,000      $1,540,000
  Gas sales                                483,000       253,000         1,349,000         340,000
  Interest, dividends and other income                    23,000            23,000          98,000
     Total revenues                      1,082,000       827,000         3,127,000       1,978,000


EXPENSES
  Operating expenses                       376,000       356,000          1,058,000      1,001,000
  Production taxes                          69,000        49,000            185,000        159,000
  Depletion and depreciation               329,000       295,000            979,000        640,000
  General and administrative               271,000       246,000            717,000        798,000
  Interest                                 187,000       118,000            547,000        320,000
     Total expenses                      1,232,000     1,064,000          3,486,000      2,918,000

Loss before income taxes                  (150,000)     (237,000)           (359,000      (940,000)

Income tax benefit                          51,000        49,000             122,000       188,000

Net income (loss)                       $  (99,000)   $ (188,000)         $ (237,000)    $ (752,000)


Per share net income (loss)             $    (0.01)       ($0.01)         $   (0.02)        ($0.05)

The weighted average number of shares
  outstanding for the periods is        13,767,569    14,412,014        13,812,014      14,345,347


See Condensed Notes to Consolidated Financial Statements

3

MSR Exploration Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 1996 and 1995
(UNAUDITED)
U.S. DOLLARS

                                                             1996               1995
OPERATING ACTIVITIES
 Net (loss)                                             $  (237,000)        $ (752,000)
 Charges and credits to net loss not affecting cash
  Depletion and depreciation                                979,000            640,000
   Common stock issued for payment of general
      and administrative expenses                                               50,000
   Changes in other assets and liabilities                 (223,000)          (614,000)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES               519,000           (676,000)

INVESTING ACTIVITIES
 Acquisition of properties and equipment                 (1,002,000)         (3,948,000)
 Proceeds on notes receivable arising from the
  issuance of common stock                                   60,000             105,000
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES             (942,000)         (3,843,000

FINANCING
 Principal payments on long-term debt                       (85,000)           (591,000)
 Notes payable, bank proceeds                               400,000           5,200,000
 Common stock issued for acquisition of assets              100,000
 Payment of financing costs                                                    (315,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES               415,000           4,294,000

NET INCREASE (DECREASE) IN CASH                              (8,000)           (225,000)

CASH AT BEGINNING OF PERIOD                                 280,000             527,000

CASH AT END OF PERIOD                                   $   272,000           $ 302,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for interest expense                     $   505,000           $ 320,000
 Cash payments for income taxes                         $         0           $       0

NONCASH TRANSACTIONS:
 Common stock issued for payment of general
       and administrative expenses                      $         0           $  50,000


See Condensed Notes to Consolidated Financial Statements

 4


              MSR Exploration Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Nine Months Ended September 30, 1996 and 1995


ACCOUNTING POLICIES AND DISCLOSURES

Note 1. In the opinion of management of MSR Exploration Ltd. (the "Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and its cash flows for the nine months ended September 30, 1996 and 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year.


Note 2. NOTE PAYABLE AND LONG-TERM DEBT.
                                  September30,       December 31,
                                    1996                 1995
                                  (Unaudited)         (Audited)
The notes payable and long-term debt consists of :

Prime rate plus 1.0% note
 payable to Banque Paribas
 (9.25% at September 30, 1996)
                                 $ 6,400,000         $ 6,000,000

Various pre-petition claims at
 interest rates ranging from 6%
 to 10%, due in monthly,
 quarterly and annual
 installments.                       258,000             343,000

                                   6,658,000           6,343,000

Less current maturities             (525,000)            (91,000)

                                 $ 6,133,000          $ 6,252,000


During the first quarter of 1995, the Company entered into a revolving credit/term loan agreement with a bank. The agreement allowed the Company to borrow up to $15,000,000 under a revolving credit arrangement for a two year period. On August 15, 1996 the loan limit was set at $6,5000,000 and on January 1, 1997 the outstanding balance of the loan will be converted to a five year term loan to be repaid in monthly installments. The interest rate on amounts outstanding shall be the London Interbank Offered Rate (LIBOR) + 2.5% or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired.



              MSR Exploration Ltd. and Subsidiaries

ITEM 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.
Three and Nine Months Ended September 30, 1996, compared to Three and Nine Months Ended
                       September 30, 1995.

Revenue. The total revenue for the Company's third quarter ended September 30, 1996 was $1,082,000 a 31% increase compared to $827,000 reported for the third quarter of 1995. The total revenue for the nine months ended September 30, 1996 was $3,127,000, a 58% increase compared to $1,978,000 for the first nine months of 1995. The increase in revenues resulted primarily from higher gas volumes produced from the Company's gas wells in Southeast Texas and from favorable increases in product prices.

Oil sales for the three and nine months ended September 30, 1996 were $599,000 and $1,755,000, respectively. This was a 9% and 14% increase in oil sales compared to the same periods in 1995. Total oil barrels sold for the third quarter of 1996 was 30,800, a 9% decrease compared to the 33,900 barrels of oil sold in the same period last year. For the nine months ended September 30, 1996, oil sales volumes were 94,700 barrels, a 2% decrease compared to 96,800 barrels reported in 1995. The average price per barrel the Company received for oil during the three months ended September 30, 1996 increased 20% to $19.43, compared to $16.24 for the same period last year. The average price per barrel the Company received for the first nine months of 1996 was $18.53, an increase of 16% compared to $15.91 per barrel in 1995.

Gas sales for the three months ended September 30, 1996 were $483,000, a 91% increase compared to $253,000 for the same period in 1995. Gas sales for the nine months ended September 30, 1996 were $1,349,000, an increase of three times compared to the $340,000 reported in 1995. The average sale price the Company received for gas sold during its third quarter and first nine months of 1996 was $2.18 and $2.09 per Mcf, respectively. These were 62% and 58% increases in average gas prices compared to 1995 average gas prices of $1.34 and $1.33 per Mcf, respectively. The Company sold 221,000 Mcf and 646,000 Mcf of gas during the three and nine months ended September 30, 1996. This was a 17% and 152% increase compared to 189,000 Mcf and 257,000 Mcf for the respective periods in 1995. Most of the increases in gas sales are attributable to production from the Company's Southeast Texas wells purchased in July, 1995.

Interest, dividends, and other income for the three and nine months ended September 30, 1996 was $0 and $23,000 respectively, and $23,000 and $98,000 during the same respective periods in 1995.

Expenses. Total expenses for the three months and nine months ended September 30, 1996 were $1,232,000 and $3,486,000, an increase of 16% and 19% compared to $1,064,000 and $2,918,000 reported for the same periods last year. Operating expenses were $376,000 for the third quarter and $1,058,000 for the nine months ended September 30, 1996, a 6% increase compared to the 1995 periods. Production taxes for the three and nine months ended September 30, 1996 were $69,000 and $185,000 respectively, an increase of 41% and 16% compared to the 1995 periods. Production tax expenses did not increase proportionately to the increases in product sales principally due to reduced tax rates in Montana. Depletion and depreciation expenses increased 12% to $329,000 for the third quarter of 1996 and 53% to $979,000 for the first nine months of 1996 compared to $295,000 and $640,000 respectively, reported during the same periods in 1995. This was the highest dollar increase of all expense categories and was primarily due to the increase in product sales volumes. General and administrative expenses for the third quarter of 1996 were $271,000 a 10% increase compared to $246,000 reported in 1995. General and administrative expenses for the nine months ended September 30, 1996 were $717,000, a decrease of 10% compared to $798,000 for the same period last year. The 1995 general and administrative expenses were up principally due to the Company moving its headquarters to Fort Worth, Texas and to an increase in professional personnel. Interest expense for the three and nine months ended September 30, 1996 was $187,000 and $547,000 respectively, a 58% and 71% increase when compared to the $118,000 and $320,000 reported for the same respective periods last year. The increases were due to the increase in long-term debt associated with the Company's acquisitions of property and equipment.



Net Income (Loss). The Company's results of operations for the quarter ended September 30, 1996 was a net loss of $99,000 as compared to a net loss of $188,000 for the same period in 1995. The results for the nine months ended September 30, 1996 was a net loss of $237,000 as compared to a net loss of $752,000 reported in the 1995 period. These improvements were primarily the result of increased gas sales from the Company's Southeast Texas properties, contributions from its development drilling program and favorable product pricing.

Liquidity and Capital Resources - September 30, 1996 vs. December 31, 1995. The Company's liquidity position at September 30, 1996 shows a current ratio of .94 to 1 with working capital deficit of approximately $75,000. The current portion of long-term debt on September 30, 1996 was increased by $440,000 for the scheduled payments of bank debt that begins in 1997. This compares to a December 31, 1995 current ratio of 1.2 to 1 and working capital of approximately $214,000.

Cash generated from operating activities for the first nine months of 1996 was $519,000, a significant increase compared to $676,000 used for operating activities in the same period in 1995.

For investing activities, the Company used $942,000 for the nine months ended September 30, 1996 compared to $3,843,000 used in 1995. During the 1996 period the Company purchased an additional 21% working interest in the Cinco Ltd. #1 well in Southeast Texas, bringing its total interest to 74%. The Company ran an additional 6 miles of gathering line to six gas wells and drilled and completed three gas wells in Montana. During the first nine months of 1995 $3,622,000 of the $3,843,000 used for investing activities was used in the acquisition of producing properties.

Net cash from financing activities was $415,000 for the first nine months of 1996 compared to $4,294,000 from financing activities for the same period in 1995. The 1996 bank loan proceeds and the issuance of 100,000 shares of the Company's common stock, valued at $1.00 per share, were used primarily to acquire property and equipment.



              MSR Exploration Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders:
            The  Company  held  its  Annual  General  Meeting  on
September 27, 1996.  All items in the Proxy             Statement-
Information  Circular, including election of  Directors  and  the
appointment  of Deloitte             & Touche LLP as  independent
auditors, were  approved.

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

Dated:  November 12, 1996

                         MSR Exploration Ltd.



                         By:   /S/  Otto J. Buis
                            Otto J. Buis, Chairman of the Board
                            President and Chief Executive Officer



                         By:   /S/  Howard N. Boals
                            Howard N. Boals, Vice President of Finance
                            and Chief Accounting Officer