Form 10KSB
period 1996-12-31
MSR EXPLORATION LTD
filed 1997-03-28
CIK 719187

2

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM  10KSB

                            (Mark One)
      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITY EXCHANGE ACT OF 1934   FEE REQUIRED ]
            For the fiscal year ended December 31, 1996

                                OR
 [    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
        SECURITY EXCHANGE ACT OF 1934  [ NO FEE REQUIRED ]
        For the transition period from ....................
                      to.....................

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


Registrant (1) has filed on time all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

The Registrant's revenues for the year ended December 31, 1996 were $4,376,000.

The aggregate market value of the Common Shares held by nonaffiliates (approximately 10,103,037 shares) of the Registrant as of March 17, 1997 was approximately $8,840,000. As of March 17, 1997 there were 13,777,014 shares of the registrant's Common Stock outstanding.

The Registrant has not filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a Court because there was no distribution of securities under the Registrant's confirmed plan.

            DOCUMENTS INCORPORATED BY REFERENCE:  NONE

 Transitional Small Business Disclosure Format:  Yes      or No  X



                             PART  I

ITEM 1.   DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

MSR Exploration Ltd. is an Alberta, Canada, registered public company created in 1981 under Alberta law by the merger of two previous Canadian public corporations, Mountain States Resources Ltd. and Monte Grande Exploration Limited. The Company's corporate offices are located at 500 Main Street, Suite 210, in Fort Worth, Texas, 76102. The telephone number is (817) 877-3151. Unless the context requires otherwise, all references herein to "MSR" or the "Company" are to MSR Exploration Ltd. and its subsidiaries.

The Company's principal line of business is the exploration, development, production and sale of crude oil and natural gas. The Company's oil and gas operations are conducted primarily in Montana and Texas. All of the Company's United States oil and gas property interests are owned and operated directly or through its wholly-owned United States subsidiaries: Mountain States Resources, Inc.; Monte Grande Exploration, Inc.; Gypsy Highview Gathering System, Inc.; and MSR Exploration, Inc. The Company has operations in Canada and participates in those properties principally through other oil and gas operators. The Company is also engaged in the gathering, processing and transmission of natural gas in Northwest Montana through its wholly-owned Gypsy Highview Gathering System, Inc. The Company gathers, processes and transports gas produced from northern Montana wells owned by the Company and by other producers.

In September 1994, the Company completed a private placement of its common stock. In exchange for the issuance of 4,444,444 shares of its stock, MSR received $4,000,000. The proceeds from this placement were used to retire the debt of the Company's then secured primary lender and certain other unsecured creditors. In conjunction with this private placement, the Company held a Special Meeting of the Shareholders on October 25, 1994, to elect a new Board of Directors which effectively changed control of the Company. This Board of Directors elected Otto J. Buis as Chairman of the Board, Chief Executive Officer and President of the Company.

The Company's primary focus has been the development and enhancement of oil and gas properties in its present areas of operations and acquisitions of additional properties. The Company believes its acquisition efforts should be focused on properties where operational efficiencies can be achieved. To the extent purchases can be made primarily within its operating areas, efficiencies in operations, drilling, gas marketing and administration should be realized.

On March 26,1997, the Company executed a definitive agreement with Mercury Exploration Company, of Fort Worth, Texas, to combine all of their oil and gas assets in Montana with all the oil and gas assets of MSR Exploration Ltd. (the Business Combination).

The transaction includes the addition of over 75 producing wells with proven reserves of more than 5 million barrels of oil. It also includes the assumption of Mercury's position in a 304,000 acre area designated the "Wells Agreement" which overlies a large portion of the giant Cut Bank Field complex. In the subject area, 100% of the oil rights and 30% of the revenue pertaining to liquids produced by gas wells will accrue to the combined entities. Over 50 low risk drilling locations have already been identified in the general area. Monetizing the reserves attendant to these locations through an extensive drilling program is planned. This drilling program is expected to be initiated later this year and will continue over at least the next three to four years.

With this combination, MSR's proved oil reserves and daily productive rates are essentially doubled. Further economic gain will also be experienced by combining administrative efforts into one Fort Worth office location and by operating in Cut Bank, Montana from a single site. The assessment pertaining to personnel and facilities in these areas is presently underway.

In consideration for the business combination, MSR will issue to Mercury shareholders 12,000,000 shares of common stock valued at $0.75 per share and assume and/or pay $4,000,000 in Mercury bank debt. Mercury shareholders will receive warrants to purchase 5,500,000 common shares at $1.25 per share and 5,500,000 common shares at $2.00 per share.

In negotiating the number of common shares to be issued to Mercury, consideration was given to the value of the assets, the proved oil and gas reserves and the market value of the Company's common shares (prior to the date the Agreement was executed and announced).

The closing of this transaction is subject to a number of conditions including MSR shareholder's approval which will be sought at a shareholder meeting anticipated to be held in July of 1997. The closing is expected immediately subsequent to such approval. Shareholders owning approximately 40% of MSR common stock have agreed to vote to approve this transaction. Mercury shareholders have approved the business combination subject to MSR shareholder approval and certain other conditions. As a result of the effective issuance of the common shares to Mercury by the Company, Mercury shareholders will effectively own approximately 46.6% of the Company's total issued and outstanding common stock

In July 1995, the Company acquired interests in three gas and condensate producing properties located in southeast Texas for the approximate purchase price of $3,547,000. The effective date of the purchase was April 1, 1995. The specific interests acquired are as follows: 42% working interest in the Schmidt Well #1, Brazoria County; 41% working interest in the Josey Ranch Well #3, Harris County; and 53% working interest in the Cinco Ltd. Well #1, Fort Bend County. An independent engineering consulting company estimated that the Company's proved producing reserves were increased by 4.6 billion cubic feet of gas and 78,000 barrels of condensate by this acquisition. On May 1, 1996, the Company purchased an additional 21% working interest in the Cinco Ltd. #1 well.

During the first quarter of 1997 the Gypsy Highview Gas Plant was reconditioned and placed into service. After sitting idle for over five years, the plant began selling natural gas in early March 1997. During 1993, the Company developed a gas project known as the Red River Prospect. Additional acreage and wells in an area north of the town of Cut Bank, Montana were acquired. During the fall of 1993, a gas plant, gathering lines and a transmission line connected to a high pressure system were completed. In December 1993, gas sales began under a long-term contract with Montana Power Company. The plant was shut down during the Second Quarter of 1995 due to a lack of product. Additional drilling in the area in late 1995 and 1996 provided sufficient product to re-open the plant. After the installation of gathering lines to the wells, the Red River plant sold natural gas for six months of calendar 1996.

Prior Bankruptcy. From September 1990 to May 1991, a separate group of Officers and Directors were in control of the Company and were responsible for the Company's operations. While under control of this management group, MSR incurred various significant legal and other obligations which, coupled with a steep reduction in product prices, diminished the Company's operating cash flow. In addition, during this period, Manufacturers Hanover Trust Company, the Company's then principal secured creditor, placed MSR's credit facility in default for infractions of nonmonetary covenants.

In view of these circumstances, a new Board of Directors was elected at a long-delayed Annual General Meeting held in December 1991. On February 7, 1992, the Company and its five subsidiary corporations filed petitions for reorganization under Chapter 11 in the United States Bankruptcy Court. Later, on September 12, 1992, the Company filed a Plan of Reorganization with the Bankruptcy Court, which was then amended on December 11, 1992, and March 2, 1993, to reflect agreements between the Company and its creditors. On March 2, 1993, MSR's Restated First Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court.


BUSINESS OF THE COMPANY

General. The business purpose of the Company is to engage in two principal activities: (1) the acquisition, production and sale of crude oil, condensate and natural gas and (2) the gathering, processing and transmission of natural gas. In most instances, the Company acts as operator of the oil and gas properties in which it has acquired an interest.

The Company pursues its business through the acquisition of oil and gas mineral leases, gas gathering systems, and producing oil and gas properties. Based upon each specific mineral lease situation as well as geological and engineering interpretations, the Company either develops its inventory of leases through the drilling of an oil and/or gas well, redrills or recompletes an existing well or manages and operates existing wells located on such leases for the production of oil and/or gas reserves located thereon. The Company currently has an interest in oil and gas mineral leases, gas gathering pipeline systems and wells producing hydrocarbons that are located principally in the states of Montana and Texas. The Company evaluates other opportunities for the development of oil and gas reserves and related assets as they become available and given the right circumstances, may become involved in these activities in other areas other than those in which it is currently involved.

The  Company  currently  acts as an "operator"  of  oil  and  gas properties, through its wholly-owned subsidiaries, MSR Exploration, Inc., Mountain States Resources, Inc., Monte Grande Exploration, Inc., and Gypsy Highview Gathering System, Inc., primarily in Montana and Texas. In this capacity, the Company is responsible for the daily activities of producing oil and/or gas from individual wells and leases located within those states. The Company's functions are focused primarily towards management of the properties to maximize profitability and supervision of its field employees. Additionally, for some wells the Company contracts with individuals doing business within the proximity of the wells, more commonly referred to as "pumpers", for performing the various tasks that are required to maintain the production of oil and/or gas of the wells. The Company is not a user or refiner of the oil and/or gas produced, except as it may relate to the operation of wells that may produce gas. Once extracted from the ground, the Company either connects the production to a pipeline gathering system, in the case of gas, or stores the crude oil in storage tanks located in proximity of the producing field, for collection by an oil purchaser. The properties that the Company operates are located in areas which are typically serviced by more than one crude oil purchaser and a gas pipeline gathering system is generally in proximity of the natural gas being produced.

The Company operates and holds working interests in over two hundred and fifty producing oil and gas wells. The Company also holds or has acquired interests in properties which contain proved undeveloped reserves that require additional drilling, workovers, water flooding or other forms of enhancement to become productive. In addition to acquiring such properties, the Company has also engaged in exploration and development activities by drilling new wells on such properties during the past several years.

Acquisition of Additional Properties. The Company will continue to evaluate and select additional prospects and leases for acquisition and development, which management considers appropriate for the purposes of the Company. Such prospects may be located anywhere in the United States. The principal purpose of the Company in such acquisitions will be to seek and acquire properties which presently are producing oil and/or gas and are generating sufficient revenues from such properties to provide the Company with the potential to significantly increase cash flow.

To the extent the Company continues seeking additional acquisitions of producing oil and gas properties, it competes with many other entities which seek to acquire similar assets. The operations and expenditures on behalf of the Company are minor in relation to total operations conducted and in comparison to amounts expended by all entities operating within this industry. The total number and identity of producing oil and gas properties and proved developed leases acquired by the Company will depend upon, among other things, on a combination of the total amount of capital available to the Company, the latest geological and geophysical data available, and the continuation of a sufficient supply of properties which may become available for purchase.



Because management is responsible for selecting additional acquisitions, it continually engages in a process of reviewing and analyzing prospects submitted by oil and gas operating companies, investment bankers, geologists, engineers and others within the energy industry. In some circumstances, prospects may, in addition to the usual royalty paid to the landowner, have the burden of an overriding royalty for the benefit of the entity or person submitting prospects to the Company.

These royalty interests do not share in any expense of drilling, development, completion, operating and other costs incident to the production and sale of oil and gas. The Company seeks to acquire leasehold interests which will create the maximum revenue interest attributable to the working interest owners in leases acquired by the Company.

The  following   information  and factors are considered  by  the
management in connection with each decision to acquire a Property for the Company:

1.   The amount of uncommitted funds then available;
2. The current production and expected future cash flow therefrom;
3. The geologic and geographic region in which the property is located; and
4. The nature and extent of geological and engineering data available concerning the property.

Oil and gas production, prospects, and leases have been and will continue to be acquired by the Company from various industry sources, including, without limitation, landowners, lease brokers, operating companies, investment bankers and other persons or companies engaged in the business of acquiring and dealing in oil and gas properties. In that regard, leases which are purchased by the Company may be whole or fractional interests in oil and gas properties, and if fractional, a portion of the costs of development may be borne by the parties possessing the remaining fractional interests. The Company may also from time to time enter into joint ventures or farmout arrangements to acquire or develop properties.

Drilling Agreements and Operation of Wells. In addition to acquiring producing oil and gas properties, the Company may use its working capital and available line of credit for drilling and other development on the properties in which the Company has acquired interests, to the extent funds permit. The Company sub-contracts the drilling, redrilling or workover of wells for which it is designated the operator. When the Company is acting as the operator, it will typically enter into a drilling agreement with an independent drilling contractor. The Company either compensates the drilling contractor on i) a footage contract,
ii) an hourly arrangement during the drilling, testing and completion phase of each well, or iii) seeks a fixed price or turn-key agreement. The drilling contractor is typically allowed to utilize other selected independent contractors, each of which is experienced in providing drilling related services in the area, to conduct certain activities on behalf of the Company.

The Company manages all day-to-day operations of the Company's wells, leases and prospects for which it is the operator. While the Company may enter into agreements with other parties for specific services, such agreements will keep management functions within the control of the Company. The Company utilizes its in-house technical personnel to provide geological, geophysical, engineering and other services and when necessary, retains these services on a contractual basis from within the industry. The Company reviews and analyzes all prospects, drilling and logging data, engineering information and production data, and monitors all expenditures made on behalf of the Company by any third party engaged as a subcontractor.

The Company will from time to time determine that it is in its best interest to drill either exploratory or development wells on properties in which it has acquired an ownership interest. Management will have the responsibility to determine whether any well should, at any point, be abandoned. In the event that a well is lost at any depth, either vertically or horizontally, by reason of any accident or casualty, or if igneous rock or other impenetrable substances are encountered, or loss of circulation or other conditions rendering further drilling impractical by methods to be employed, the Company may elect to plug and abandon a well and cease operations on the prospect or to plug and abandon a well and commence drilling an additional well on the prospect.



Timing of Acquisitions/Operations. The Company is continually evaluating the acquisition of additional proven oil and gas properties and other oil and gas companies. Additionally, the Company may commence drilling on existing prospects as it deems appropriate. The Company believes that it has available suitable prospects and leases for future development.

Gas Gathering, Processing and Transmission. Gypsy Highview Gathering System, Inc., a wholly owned subsidiary of the Company, owns and operates gas gathering pipeline systems and two gas plants located in northwest Montana. The Gypsy Highview Gas Plant and the Red River Gas Plant presently compress natural gas from Company leases and from third party leases. Approximately 12 wells are connected to the Red River Plant. Approximately 538 Mcf per day is delivered through the system to Montana Power Company. After a complete overhaul, the Gypsy Highview Plant and system started delivering natural gas in March 1997 from three wells into the Montana Power Company pipeline.

Insurance. The Company maintains insurance coverage generally as follows:

1.    Employer's liability insurance in certain states   covering
  injury or death to any employee who may be outside the scope of the worker's compensation statute;
2. Commercial general liability insurance for bodily injury and property damage, including property damage by blow-out and cratering, completed operations, and broad form contractual liability with respect to any contract into which the operator may enter into;
3. Automobile liability insurance covering owned, non-owned and hired automotive equipment;
4.   Umbrella liability insurance; and
5. Operator's insurance covering the costs of controlling a blow-out, and seepage and pollution liability, when deemed appropriate on certain properties.
The   Company  attempts  to  obtain  such  insurance  in  amounts management believes to be reasonable and standard. Such coverage will likely not fully protect the Company from any specific
casualty  or  loss.  There is no assurance such   insurance  will
always be available to the Company and on terms the Company can afford.

The Company is subject to, and to the best of its knowledge and belief is currently in compliance with all bonding requirements (such as those relating to plugging and abandonment) that are imposed by each of the states in which the properties for which the Company acts as operator are located.

Competition. The oil and gas industry is a highly competitive industry. Competitors include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have financing resources, staffs and facilities substantially greater than those of the Company. The principal means of competition are the amount and terms of the consideration offered. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for the Company to state accurately its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

Business Risks and Regulation. The Company's operations are affected in various degrees by political developments, federal and state laws, and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry. They are all affected by the changes in such laws, by changing administrative regulations, and by the interpretation and application of such rules and regulations.

Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability. Sales of crude oil, condensate and natural gas liquids by the Company can be made at uncontrolled market prices.

Changing  Oil and  Natural Gas Prices and Markets --  The  market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

The Company's production revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, the Company's current borrowings under certain credit facilities, its borrowing capacity and its ability to obtain additional capital in the future are directly affected by oil and natural gas prices.

Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of the effect on oil and gas exploration, development and production operations. At present, substantially all of the
Company's U.S. production of crude oil, condensate and natural gas is in states having conservation laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is able to control directly the operations of only those wells for which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

Raw Materials. The Company's raw materials are its oil and gas reserves. Many operators are engaged in the exploration for oil and gas, and there is strong competition for desirable leases. (See Item 2. "Description of Property" and Note 1 to the Consolidated Financial Statements Item 7, appearing elsewhere in this Form 10-KSB for certain information concerning the Company's oil and gas properties, producing activities and proved reserves.)

Working   Capital  Practices.   The  Company's  working   capital
practices are common to the industry, with crude oil and natural gas sold to purchasers under short-term payment arrangements.

Major Customers. During the year ended December 31, 1996, three customers: Rio Vista Energy, Ltd., Cenex, Inc. and Montana Refining Company, accounted for approximately 34%, 19% and 15% respectively of total consolidated oil and gas sales. For year ended December 31, 1995, three customers: Montana Refining Company, Cenex, Inc. and Hanson Production Company, accounted for approximately 26%, 23% and 21% respectively of total consolidated oil and gas sales.

The Company does not anticipate that the loss of any of its present purchasers would have a materially adverse effect on the Company's consolidated business and believes that, in the event of a loss of a present purchaser, other purchasers of oil and gas operating in the Company's areas would purchase the production at competitive prices.

Employees.   At December 31, 1996, the Company had  20  full-time
employees, including officers.

Financial Information About Foreign and Domestic Operations and Export Sales. For each of the Company's last five fiscal years it has produced and sold oil and gas in the United States. At December 31, 1996, five wells were on production in Canada. For information regarding the Company's United States and Canadian revenues, operating profits and assets, see the Consolidated Financial Statements.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company operates crude oil and natural gas producing properties in northwestern Montana, namely the North Central Cut Bank Sand Unit, Cut Bank Field, Graben Coulee Field in Glacier County, Gypsy Basin Field in Pondera County, Bills Coulee Field, Highview Field in Teton County, and the Red River/Midnight Coulee Gas Field. Crude oil and natural gas are also produced in the Winters Capps Field in Runnels County, Texas, and principally natural gas from wells in Brazoria, Harris and Fort Bend Counties, Texas. Active areas of exploration interest for the Company are Montana, Texas, North Dakota and Western Canada. Acreage in Western Canada is still considered in its early stages of development.

During 1993, the Company built the Red River project, which consists of an eight mile gathering and transmission system, a compressor and a dehydration unit. MSR purchases sweet gas from wells in the field, and dries and transports it to the Montana Power System in the north Cut Bank area. The Company also owns the Gypsy-Highview Gas Plant and a natural gas gathering and transmission pipeline system located in northwestern Montana. During January and February, 1997 this plant was overhauled and placed in service. After setting idle for over five years, the plant began selling natural gas in early March, 1997

Productive Wells and Acreage as of December 31, 1996

                                    Gross             Net
United  States properties      Oil       Gas     Oil         Gas
  Productive  Wells*  .        227       14      227        12.58
  Developed Acreage**. . .  16,188 Acres      15,612 Acres
  Undeveloped Acreage*** .  27,370 Acres      27,370 Acres

                                   Gross              Net
Canadian properties            Oil        Gas     Oil         Gas
  Productive  Wells*             7         9      .27         1.60
  Developed Acreage**        2,290 Acres          712 Acres
  Undeveloped Acreage***    52,070 Acres        2,100 Acres

A "gross" acre or gross well is an acre or well in which an interest is owned. The number of gross acres or wells is the total number of acres or wells in which an interest is owned. A "net" acre or net well is deemed to exist when the sum of the fractional interests owned in gross acres or wells equals one. The number of net acres or wells is the sum of fractional working interests owned by the Company in gross acres or wells, expressed as whole numbers and fractions thereof.

*       "Productive wells" are wells producing oil or gas.
**      "Developed  acreage" is acreage assignable to  productive
wells.
*** "Undeveloped acreage" refers to lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Essentially all of the Company's oil and gas interests are working interests or overriding royalty interests under standard onshore oil and gas leases, rather than mineral ownership or fee title. The defensibility of the Company's title to such interests in most cases is supported by written title opinions.

Title of Properties. Title to the properties acquired by the Company is subject to royalty, overriding royalty, carried and other similar interests, contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens for current taxes not yet due and to other comparatively minor encumbrances. Substantially all of the Company's oil and gas properties are pledged to a financial institution under certain credit agreements.


Production   Results.   The  average  sales  price  and   average
production (lifting) cost per equivalent unit of oil for the three years ended December 31, 1996 were as follows:

Fiscal Year     Production              Average   Price            Average
 Ended          Oil       Gas              Oil         Gas        Production
December  31   (Bbl)*   (Mcf)**           (Bbl)*     (Mcf)**     Cost perUnit
1996        123,088      890,530         $19.21      $2.19          $5.29
1995        131,143      506,643         $15.54      $1.51          $6.26
1994        149,804      291,631         $14.03      $1.47          $6.33

*      Barrels ("Bbl")
**    Thousand cubic feet ("Mcf").

Drilling Results. Below is a summary of drilling activity for the three years ended December 31, 1996.

 Wells Drilled (Gross):     Exploratory           Development
   Year               Productive     Dry          Productive     Dry
  1996**                 1            0              0            0
  1996                   0            0              0            1
  1995**                 2            0              4            0
  1994**                 3            0              0            0
*     Canadian
**   USA
In general, an "exploratory well" is a well drilled either in search of a new and yet undiscovered pool of oil or gas or with the expectation of greatly extending the limit of a pool which is
partly  developed.   All  other wells  are  "development  wells."
Wells completed in multiple zones are treated as a single well.

Reserves. The determination of reserves is a complex and interpretive process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data in the Supplemental
Financial Information appearing elsewhere in this Form 10-KSB should not be construed as being exact. Any reserve estimate, especially when based upon volumetric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus represents only an informed professional assessment. Subsequent reservoir performance may justify upward or downward revision of the estimate. The Company's proved reserves and proved developed reserves of oil and gas and the standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended December 31, 1996, and 1995, were estimated by Citadel Engineering Ltd., independent petroleum consultants located in Calgary Alberta, Canada. Such estimates were used in the preparation of the Company's financial statements. The Company has not included estimates of total proven oil and gas reserves comparable to those disclosed in the Supplemental Financial Information in any reports filed with Federal authorities or agencies other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters requiring a vote of security holders during the fourth quarter of 1996 nor any as of March 31, 1997.






                            PART  II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

Market Information. The Company's Common Shares have been listed in the United States on the American Stock Exchange since September 13, 1983. "MSR" is the Company's trading symbol. The following table sets forth, for the calendar periods indicated, the range of high and low prices for the Company's Common Shares as reported by the American Stock Exchange.

                       1996                    1995
                   High     Low            High      Low

First Quarter    $ 1 1/4   $ 13/16        $ 2      $ 1 3/8
Second Quarter     1 1/16     3/4           1 5/8    1 3/16
Third Quarter      1          3/4           1 3/8    1 1/8
Fourth Quarter      15/16    11/16          1 7/16    11/16

Security Holders. As of March 17, 1997, the number of registered holders of Common Shares was 1,432.

Dividends.   The  Company has never paid any cash  dividends  and
presently it intends to retain its earnings to finance the growth of its business.

There  are  no  limitations under Canadian law or  the  Company's
Memorandum or Articles of Association on the right of non-Canadians to hold or vote securities of the Company. There are no restrictions on the export or import of capital which affect the remittance of dividends, interest or other payments to nonresident holders of the Company's securities.

Cash dividends paid to Shareholders resident in the United States are generally subject to Canadian withholding tax at a rate of 15%. Cash dividends paid to other nonresidents of Canada will also generally be subject to Canadian withholding tax at a maximum rate of 25%, depending upon applicable tax treaties. Stock dividends paid to nonresidents are generally not subject to Canadian withholding tax provided that they are paid in shares of the same class of stock as that on which the stock dividends are paid.


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

General. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained elsewhere in this report.

Year  ended  December 31, 1996 compared with year ended  December
31, 1995.

Revenue.    The Company's total revenue for 1996 was  $4,376,325,
an  increase  of  40%  compared to  $3,126,700  for  1995.   This
increase was due primarily to increases in product pricing and increased natural gas sales volumes.

Oil sales for 1996 were $2,364,440, an increase of 16% over the $2,038,588 for 1995. Sales volume decreased 6% from 131,143 barrels sold in 1995 to 123,088 barrels sold in 1996. The average price per barrel for crude oil in 1996 was $19.21, a 24% increase compared to an average of $15.54 in 1995.

Gas sales for 1996 were $1,953,092 an increase of $1,189,394 or 156% over the $763,698 reported in 1995. Natural gas sale volumes for 1996 were 890,530 Mcf an increase of 383,887 Mcf or 76% compared to the 506,643 Mcf sold in 1995. The average price the Company received for its gas sales in 1996 was $2.19 per Mcf, an increase of 45% compared to $1.51 per Mcf for 1995. Most of the increase in sales volumes was attributable to the three wells the Company purchased in southeast Texas in July, 1995. Also contributing to the 1996 increase were sales from the Red River Gas Plant located in northwest Montana. The plant was on line for approximately six months of calendar 1996. During January and February, 1997 the Company overhauled its Gypsy-Highview Gas Plant in Montana and began selling gas in March 1997. The plant had been idle for over five years.

Interest and other income for 1996 was $58,793 compared to $324, 414 in 1995. In 1995 the Company reported a gain from sale of assets of $177,000.

Expenses. The Company's total expenses for 1996 were $4,876,011, an 18 % increase compared to $4,126,254 in 1995. Operating expenses increased 6% from $1,349,151 in 1995 to $1,435,362 for 1996. Average production costs per barrel of oil equivalent decreased from $6.26 in 1995 to $5.29 in 1996. The decrease in cost per unit of production can be attributed to the increase in natural gas sales volumes. Natural gas wells generally can be operated more economically than crude oil wells. Production taxes increased 46% from $213,793 in 1995 to $311,680 in 1996.
Depletion and depreciation expense increased $345,894 or 34% in 1996 compared to the prior year. The increases in production taxes and depletion and depreciation expense are the result of higher product sales. General and administrative expense decreased $40,627 or 4% in 1996 compared to 1995. Interest expense in 1996 was $732,910, an increase of 55% over the $472,519 for 1995.

Net  Loss.   The  1996 net loss was $329,686 ($0.02  per  share),
compared to the 1995 loss of $640,554  ($0.04 per share).

Year  ended  December 31, 1995 compared with year ended  December
31, 1994.

Revenue. The Company's total revenue 1995 was $3,126,700, an increase of 23% compared to $2,543,990 for 1994. This increase was due primarily to increased natural gas sales.

Oil sales for 1995 were $2,038,588, up slightly over the $2,033,916 in 1994. Sales volumes decreased 12%, from 149,804 barrels sold in 1994 to 131,143 barrels sold in 1995. The average price per barrel sold increased 11% from sold increased 11% from
14.03 in 1994 to $15.54 in 1995 which helped to offset reduced sales volumes.

Gas sales of $763,698 for 1995 increased 97% compared to $388,183 for 1994. The increase in sales is attributable to three gas wells purchased in Southeast Texas. Since the acquisition on July 28, 1995, these three wells contributed $507,600 of gas sales during the last five months of 1995. Gas sales volumes in 1995 were 506,643 Mcf, a 73% increase compared to the 291,631 Mcf for 1994. The average price for gas sold in 1995 was $1.51 per Mcf, an increase of 3% compared to $1.47 per Mcf for 1994.

Interest  and  other  income was $324,414 in   1995,  a  $200,523
increase compared to 1994. Most of the 1995 increase was attributable to the $177,000 of gain recognized on the sale of the GeoResources, Inc. common stock.

Expenses. The Company's total expenses for 1995 were $4,126,254, a 21% increase compared to $3,418,939 in 1994. Operating expenses increased 7% to $1,349,151 in 1995. However, the average production cost per unit decreased from $6.33 in 1994 to $6.26 in 1995. Production taxes decreased 12% in 1995 to $213,793 compared to $241,780 in 1994, principally due to reduced crude oil sales volumes and reduced tax rates. Depletion and depreciation are up 13% in 1995 compared to 1994 primarily due to the increased gas sales volumes from the new gas wells in Southeast Texas. General administrative expenses increased 55% in 1995 to $1,058,768 compared to $683,552 in 1995. Most of the increase was in administrative salaries and office expenses related to relocating the corporate headquarters to Fort Worth, Texas. Interest expense has increased from $324,981 in 1994 to $472,519 in 1995 due to an increase in long-term borrowing.

Net  Loss.  The  1995 net loss was $640,554 ($0.04), compared  to the  1994  loss  of  $460,455 ($0.04 per share),  which  included extraordinary income from the extinguishment of debt of  $278,494
($0.03 per share).

Liquidity and Financial Resources. The Company's liquidity position at December 31, 1996 improved as the balance of cash, cash equivalents and time deposits increased to $313,185 as compared to $279,519 at December 31, 1995. The current ratio was
0.91 to 1, with current liabilities exceeding current assets by $136,700 as of December 31, 1996. This compares to a ratio of
1.2 to 1, and current assets exceeding current liabilities by $211,060 at December 31, 1995. Cash flow forcasts indicate cash will be available for working capital requirements, to fund capital expenditures and to make debt service payments.

Cash  flow  from  operating activities  for  1996  was  $708,880, compared to $522,415 of negative cash flow used for operating activities for 1995. This significant increase of $1,231,000 was primarily the result of increases in product sales. Cash used for investing was $1,074,068 for 1996 as compared to $4,773,724 for 1995. The 1996 expenditures were for purchasing reserves in place and for drilling, completing oil and gas wells, and additions to the Red River Gas Plant, with most of the funding coming from working capital. The 1995 expenditures consisted of reserve acquisitions and reworking, drilling and completing oil and gas wells.

Cash provided from financing activities for 1996 was $394,744 compared to $5,037,944 of funds from financing activities in 1995. During 1996 and 1995 the Company borrowed $400,000 and $6,000,000 respectively, under its revolving credit agreement.

In January 1995, the Company entered into a $15,000,000 revolving credit agreement. The proceeds from the facility were used primarily to fund the Company's oil and gas reserve acquisition program and for development drilling in the Company's present producing areas. The loan agreement is for seven years. Only interest on principal amounts outstanding was required in the first two years, with the balance of the loan at December 31, 1996 to be amortized in quarterly installments over the remaining five years. The interest rate on the loan is prime rate plus 1%. On August 15, 1996 the loan limit was set at $6,500,000 and on January 1, 1997 the commitment shall be reduced by monthly payments at a rate of $60,000 for 1997, $65,000 for 1998, $75,000
for  1999,  $70,000 for 2000 and $60,000 for 2001.   The  Company
began making such payments on the principal of the note in February 1997.

GeoResources, Inc. In November, 1995 the Company completed the sale of its holdings in 687,600 shares of GeoResources Common Stock and 44,000 shares of Big Sky Airlines Common Stock to
Joseph V. Montalban, a former director of the Company, in exchange for 700,000 shares of the Company's Common Stock. The sale or exchange was approved by Shareholders at the Company's Annual General Meeting held on September 22, 1995. The Company recognized a $177,000 gain from the sale of the stock in 1995.

Inflation. The Company's sales and operating expenses have not been significantly affected by inflation during the two year period ending December 31, 1996.


ITEM 7.  FINANCIAL STATEMENTS

Financial   Statements.    The  audited  consolidated   financial
statements for the years ended December 31, 1996 and 1995 are submitted herewith as part of this Form 10-KSB.

Information About Oil and Gas Producing Activities. Supplementary disclosures regarding the Company's oil and gas producing activities are set forth in the unaudited Supplemental Financial Information appearing elsewhere in this Form 10-KSB.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                            PART  III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's Directors and Executive Officers are as follows:

  Name                      Age                 Position

 Otto J. Buis                65               Chairman of the Board,
                                              President, Chief Executive,
                                              Officer and Director

 Patrick M. Montalban        39               Executive Vice President,
                                              Chief Operating Officer
                                              and Director

 James M. Richardson         67               Vice President - Operations
                                              and Special Projects

 Bruce D. Hirsche            48               Secretary - General Counsel

 Howard  N.  Boals           53               Vice President - Finance and
                                              Administration

 C. Al Buis                  37               Director

 Robert McClinton            46               Director

 Steven M. Morris            44               Director

The Company's Board of Directors has an Audit Committee consisting of Otto J. Buis, C. Al Buis and Steven M. Morris and its Compensation Committee includes C. Al Buis, Steven M. Morris and Patrick M. Montalban. The Company does not have a nominating committee.

Otto J. Buis is a petroleum geologist and for some 35 years has held executive positions with domestic and international companies such as OKC Limited Partnership, OKC Corp., Shenandoah Oil Corporation and Texaco, Inc. Mr. Buis has been President and Chief Executive Officer of Pozo Resources, Inc. since 1992. Mr. Buis was a director of the Company from September 1989 through July 1990 and he was a court appointed Director and Chief Executive Officer from June 1991 through March 1992. At the Special Stockholders meeting on October 25, 1994, Mr. Buis was elected Director and subsequently elected Chairman of the Board, President and Chief Executive Officer.
Patrick M. Montalban is a petroleum geologist who graduated from the University of Montana in 1981. He joined the Company as a Staff Geologist in 1983 and became Vice President of Exploration and Production in October 1986. In December 1990 he was named Executive Vice President and at the December 1991 Annual General Meeting for the Company was elected Director and he has continued in these offices to the present.

James M. Richardson is a petroleum engineer and has over 25 years of management and executive experience in many areas of the petroleum industry. Corporate affiliations include The Gruy Companies, Inc., Howell Petroleum Corporation, OKC Corp., General Crude Oil Company and Texaco, Inc. Mr. Richardson has also worked as a petroleum consultant. He is Vice President of Pozo Resources, Inc. having joined that company in 1992 as Operating Manager. In October, 1994, Mr. Richardson joined MSR as Vice President, Operations and Special Projects.

  Bruce D. Hirsche is a barrister and solicitor, who was admitted to the Alberta Bar in 1975 and has practiced corporate and
securities  law  in Edmonton, Alberta since his admittance.   Mr.
Hirsche was appointed Director and Chairman of the Interim Board effective June 27, 1991 by the Court of Queen's Bench of Alberta, and subsequently elected Director, Secretary and General Counsel at the Company's December 1991 Annual General Meeting. At the Annual General Meeting, held on June 25, 1993, Mr. Hirsche was re-
elected   Director  of  the  Company  and  subsequently   elected
Secretary and General Counsel. Mr. Hirsche continued in these offices until the Special Stockholders Meeting held on October 25, 1994, at which time he was elected Secretary and General Counsel.

Howard N. Boals is a certified public accountant with over ten years experience as a controller for publicly and privately held oil and gas exploration and production companies. From 1992 through 1994, Mr. Boals was the accounting manager for PG & E Resources Inc. of Dallas and the prior five years was controller for Sinclair Resources, Inc. Mr. Boals joined the Company as controller in January 1995. In September 1995 he was named Vice President of Finance and Administration.

C. Al Buis has been the President of Buis & Co., a private investment banking firm and its predecessor company from March 1990 to the present. Mr. Buis was an officer in the Corporate Finance Department of Rauscher Pierce Refsnes, Inc. from 1985 to 1990. From 1982 to 1985 Mr. Buis held a position in the Investment Banking Division of Schneider, Bernet & Hickman, a division of Thompson McKinnon Securities. Mr. Buis was elected Director of the Company at the Special Stockholders Meeting held on October 25, 1994.

Robert McClinton is a chartered accountant in Canada and for the past four years has served as Director, President and Chief
Operating Officer of BMP Energy Systems Ltd. (BMP). BMP is a Canadian company specializing in the provision of gas measurement and production accounting services and products. From 1981 to 1991, Mr. McClinton was Vice President of Finance and Chief Financial Officer of Canadian Turbo, Inc. a Canadian publicly held company. From 1969 to 1981 he was with Deloitte & Touche Chartered Accountants. Mr. McClinton was elected as a Director of the Company's Board in July, 1996.

Steven M. Morris is a certified public accountant and President of Morris & Co., a private investment firm in Houston, Texas. From 1988 to 1991 he was Vice-President of Finance for ITEX Enterprises, Inc. From 1981 to 1988 Mr. Morris was the Financial Vice-President of Hanson Minerals Company, a Houston based oil and gas exploration company. From 1978 to 1981 Mr. Morris was a Partner in the Certified Public Accounting Firm of Haley & Morris. He served as Senior Accountant with the Houston office of Arthur Young and Company from 1974 to 1977. Mr. Morris was elected Director of the Company at the Special Stockholders Meeting held on October 25, 1994.

All Directors of the Company hold office until the next annual meeting of Shareholders or until their successors are elected and shall qualify. Executive officers are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements  or understandings between any of the  directors  or officers or any other person (other than arrangements or understandings with directors or officers acting as such) pursuant to which any person was elected as a director or officer of the Company. Otto J. Buis and C. Al Buis are father and son. There are no other family relationships among the executive officers of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation. The following table lists compensation paid to all the Company's chief executive officers and other officers paid in excess of $100,000 for the three years ended December 31, 1996.

                     Summary of Compensation

                                   Annual Compensation
Name and Principal Position        Year       Salary        All Other
Otto J.  Buis                      1996      $116,667        -
Chairman of the Board,             1995      $101,000        -
President, Chief Executive
Officer and Director

Patrick M. Montalban               1996      $88,200         -
Executive  Vice  President         1995      $80,700         $28,000
(1)
Chief Operating Officer
and Director

(1) The additional amounts paid to Patrick M. Montalban were for four years of scheduled raises that had not been paid.
Directors who are not employees of the Company receive $200 per day per meeting plus traveling and out-of-pocket expenses for each Directors meeting attended.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table provides information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Shares as of March 15, 1997. Unless otherwise indicated, the Shareholders listed in the table have sole voting and sole investment powers with respect to the shares indicated. On March 17, 1997 there were 13,777,014 Common Shares issued and outstanding. On March 17, 1997, the Company had 1,432 Registered Shareholders. Each Common Share is entitled to one vote on each matter presented to Shareholders for a vote.




                                 Number of Common Shares
Name and Address                 Beneficially Owned         Percentage of
of Beneficial Owner              Controlled or Directed     Common Shares

Pozo Resources, Inc.               1,931,444                    14.0%
500 Main Street, Suite 201
Fort Worth, Texas   76102

Joseph V. Montalban                1,809,855                    13.1%
East Lakeshore Drive
Whitefish, Montana  59937

Steven M. Morris                   1,111,111                     8.1%
Morris & Co.
952 Echo Lane, Suite 335
Houston, Texas   77024

The following table sets forth the number of Common Shares beneficially owned by each Director and nominee for Director of the Company and by all Directors and Officers as a group, as of the same date:

                                      Number of Common Shares
Name and address        Position      Beneficially Owned,     Percentage of
Beneficial Owner        With Company  Controlled or Directed  Common Shares

Pozo Resources, Inc.                             1,931,444 (1)     14.0%

Steven M. Morris           Director              1,111,111 (2)      8.1%
952 Echo Lane, Suite 335
Houston, Texas  77024

Patrick M. Montalban       Executive               279,100          2.0%
317 1st Avenue, S. E.      Vice-President,
Cut Bank, Montana  59427   Chief Operating
                           Officer and Director

Otto J. Buis               Chairman of the Board,  194,544 (3)      1.4%
500 Main Street, Ste 210   President, Chief Executive
Fort Worth, Texas  76102   Officer and Director

Bruce D. Hirsche           Secretary               100,000          0.7%
1201 Esso Tower
10060 Jasper Avenue
Edmonton, Alberta

James M. Richardson        Vice President           30,000          0.2%
5930 Theall
Houston, Texas  77066

C. Al Buis                 Director                 27,778 (4)      0.2%
500 Main Street, Suite 201
Fort Worth, Texas  76102

All Directors and
Officers as a Group                              3,673,977         26.6%

(1) Pozo Resources, Inc., ("POZO") is owned by Otto J. Buis, C. Al Buis and Steven M. Morris, each of whom is also a Director of MSR. Otto J. Buis, C. Al Buis and Steven M. Morris may be deemed to share voting and investment power with respect to the
1,931,444 shares of Common Stock beneficially owned by Pozo Resources, Inc. Otto J. Buis, C. Al Buis and Steven M. Morris each disclaim beneficial ownership of such shares.

(2)  Excludes 1,931,444 shares owned by Pozo Resources, Inc.

(3) Excludes 27,778 shares owned by Otto J. Buis' adult son, C. Al Buis (who is a Director of MSR) and 1,931,444 shares owned by Pozo Resources, Inc. Mr. Buis disclaims beneficial ownership of such shares.
(4)   Excludes 194,544  shares owned by C. Al Buis' father,  Otto
J. Buis (who is Chairman of the Board, President, Chief Executive Officer and a Director of MSR) and 1,931,444 shares owned by Pozo Resources, Inc. Mr. Buis disclaims beneficial ownership of such shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Lucas, Bowker & White, barristers & solicitors, of Edmonton, Alberta are Corporate Counsel for MSR Exploration Ltd. Mr. Bruce Hirsche is a Partner of the firm. He served as Chairman and Director of the Interim Board from June 1991 until December 1991. Mr. Hirsche served as Director, Secretary and General Counsel to the Company through October 25, 1994, at which time he was elected Secretary and General Counsel. Legal fees and out-of-pocket costs totaling approximately $2,523 and $25,777 were billed to the Company by the law firm during the years ended December 31, 1996 and 1995, respectively.

In 1994, the Company retained the services of Buis & Co., a private investment banking firm, to assist in arranging credit facilities. The firm is partially owned by C. Al Buis, a Director of the Company. In January 1995, the Company paid Buis & Co. $150,000 for the performance of such services in connection with the Company's $15,000,000 revolving credit/term agreement with a bank.

The Company subleases office space for its Fort Worth headquarters from Buis & Co. As previously noted, Buis & Co. is partially owned by C. Al Buis, a current Director of the Company. The Company reimbursed $35,160 and $22,300 for annual rental payments for 1996 and 1995 respectively and $14,644 and $12,428 for property taxes, telephone and utilities for 1996 and 1995. The rent paid for the Company's space was at the same rate per square foot as that paid by Buis & Co. and is commensurate with rental rates in the area.

In November, 1995 the Company completed the sale of its holdings in 687,600 shares of GeoResources Common Stock and 44,000 shares of Big Sky Airlines Common Stock to Joseph V. Montalban, a former director, in exchange for 700,000 shares of the Company's Common Stock. The sale or exchange was approved by Shareholders at the Company's Annual General Meeting held on September 22, 1995. There was a $177,000 gain recognized on the sale of the stock.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires directors and officers of the Company, and persons who own more than 10% of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were complied with.


















ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
ON FORM 8-K.

(a)  Documents filed as a part of this report.
                                                            Page in
                                                              this
                                                           Form 10-KSB
(1)  Financial Statements:

Independent Auditors' Report                                       F-1
Consolidated Balance Sheets
  at December 31, 1996 and 1995                                    F-2
Consolidated Statements of Operations
  Years ended December 31, 1996 and 1995                           F-3
Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1996 and 1995                           F-4
Consolidated Statements of Cash Flows
  Years ended December 31, 1996 and 1995                           F-5
Notes to Consolidated Financial Statements
  Years ended December 31, 1996 and 1995                    F-6 / F-14


(2)  Supplemental Financial Information (Unaudited):

Disclosures about Oil and Gas Producing Activities         F-15 / F-17
Selected Quarterly Financial Data                                 F-18

(3) List of Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number           Description of Exhibit

   2.1    Amalgamation  Agreement of  Monte  Grande  Exploration
          Limited  and  Mountain States Resources  Ltd.
          predecessors of the Registrant (filed as Exhibit 2.1 of the Registrant's Registration Statement on Form 10 dated May 5, 198 and incorporated herein by reference.

   2.2    Purchase and Sale Agreement by and  between  MSR
          Exploration, Inc. and Hanson Production Company dated July 28, 1995 (filed as Exhibit 2-1 to the Registrant's Form 8-K/A dated October 11, 1995 and incorporated herein by reference.

   3.1 Articles of Continuance of the Registrant, which constitute the Registrant's corporate charter
          (filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   3.2 By-Law No. 1 of the Registrant, relating generally to the conduct of its affairs (filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   4.1    Form   of   stock   certificate   representing
          Registrant's Common Shares (filed as Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

  10.1    Agreements  of subsidiaries dated  December  17,
          1982,  October 15, 1977 and May 26,  1977 with
          Montana Power Company (filed as Exhibit 10.1 to the Registrant's Registration statement on Form 10 dated May 5,
          1983 and incorporated herein by reference.

  10.2    Purchase and Sale Agreement between Registrant and
          Omni Petroleum dated March 9, 1991 (filed  as
          Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.


(b)  Reports on Form 8-K.

There have been no Form 8-K reports filed during the last quarter of the year ended December 31, 1996.

All schedules have been omitted because they are not applicable, are not required, or because the required information has been provided in the Consolidated Financial Statements or notes thereto.







                           SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  MSR Exploration
Ltd.
                                                  (the "Registrant")

Dated:   March 27, 1997         by:    /s/ Otto J. Buis
                                     Otto J. Buis
                                     Chairman of the Board
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                         Date

 /s/  Otto J. Buis         Chairman of the Board,           March 27, 1997
Otto J. Buis               President and Chief Executive
                           Officer and Director


 /s/ Patrick M. Montalban  Executive Vice-President,        March 27, 1997
Patrick M. Montalban       Chief Operating Officer
                           and Director


 /s/  C. Al Buis           Director                         March 27, 1997
C. Al Buis


                           Director                         March 27, 1997
Robert McClinton


 /s/ Steven M.Morris       Director                         March 27, 1997
Steven M. Morris


 /s/ Howard N. Boals       Vice President - Finance         March 27, 1997
Howard N. Boals            Chief Accounting Officer






INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of MSR Exploration Ltd. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 26, 1997















                               F - 1


MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
U.S. DOLLARS
ASSETS                                                1996          1995

CURRENT ASSETS
   Cash and cash equivalents                        $262,150       $232,594
   Time deposits                                      51,035         46,975
   Accounts receivable                               936,639        700,069
   Inventories                                       194,873        184,421
   Prepaid expenses                                   15,184         11,478
       Total current assets                        1,459,881      1,175,537

PROPERTIES, PLANT AND EQUIPMENT - NET
   ("full cost") (Note 4)                         28,786,443     29,040,594

OTHER ASSETS (Note 5)                                470,103        538,025

                                                 $30,716,427    $30,754,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt (Note 6)       $706,931        $90,707
   Accounts payable                                  277,141        368,630
   Accrued liabilities                               612,509        503,140
       Total current liabilities                   1,596,581        962,477
LONG-TERM DEBT (Note 6)                            5,930,532      6,252,012
DEFERRED INCOME TAXES (Note 7)                     3,832,635      4,003,000

STOCKHOLDERS' EQUITY
   Common stock, without par value
      Authorized 20,000,000 shares, issued and
      outstanding 13,777,014 in 1996 and
      13,712,014 in 1995                          17,861,264     17,796,264
   Less notes receivable arising from
      the issuance of common stock (Note 8)          (95,000)      (190,000)
   Foreign currency translation adjustment          (108,986)       (98,684)
   Retained earnings                               1,699,401      2,029,087

                                                  19,356,679     19,536,667

                                                 $30,716,427    $30,754,156




The accompanying notes are an integral part
  of these consolidated financial statements.
F - 2

MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1996 and 1995
U.S. DOLLARS

                                  1996            1995

REVENUE
 Oil sales                      $2,364,440      $2,038,588
 Gas sales                       1,953,092         763,698
 Interest and other income          58,793         324,414
    Total revenues               4,376,325       3,126,700


EXPENSES
 Operating expenses              1,435,362       1,349,151
 Production taxes                  311,680         213,793
 Depletion and depreciation      1,377,917       1,032,023
 General and administrative      1,018,141       1,058,768
 Interest                          732,911         472,519
    Total expenses               4,876,011       4,126,254

Loss before income taxes          (499,686)       (999,554)
Income tax benefit (Note 7)        170,000         359,000

NET LOSS                         ($329,686)      ($640,554)

PER SHARE NET LOSS                  ($0.02)         ($0.04)

Weighted average number
 of shares outstanding          13,773,110      14,262,973



The accompanying notes are an integral part of these consolidated financial statements.

F- 3





MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996 and 1995
U.S. DOLLARS



                                                                                 Foreign                    Total
                                                                       Stock     Currency                    Stock-
                                        Common Stock                  Option    Translation   Retained      holders'
                                           Shares        Amount        Loans    Adjustment    Earnings       Equity


Balance at December 31, 1994              14,312,014   $18,621,264    ($300,000)    $0        $2,669,641   $20,990,905

 Net loss                                    0             0            0           0           (640,554)     (640,554)

 Purchase of 700,000 shares (Note 8)        (700,000)  (875,000)        0           0            0            (875,000)

 Issuance of 100,000 shares
   of common stock as
   payment for services (Note 8)             100,000        50,000      0           0            0              50,000

 Translation adjustments                     0             0            0        (98,684)        0             (98,684)

 Proceeds from stock option loans            0             0            110,000     0            0             110,000

Balance at December 31, 1995              13,712,014    17,796,264     (190,000)   (98,684)    2,029,087    19,536,667

 Net loss                                          0             0            0          0      (329,686)     (329,686)

 Issuance of 100,000 shares
   of common stock for
   property acquisition (Note 8)             100,000       100,000            0          0             0       100,000

 Translation adjustments                           0             0            0    (10,302)                    (10,302)

 Repurchase of stock option
   shares (Note 8)                           (35,000)      (35,000)           0          0             0       (35,000)

 Proceeds from stock option loans                  0             0       95,000          0             0        95,000

Balance at December 31, 1996              13,777,014   $17,861,264     ($95,000) ($108,986)   $1,699,401   $19,356,679



The accompanying notes are an integral part
  of these consolidated financial statements.
F - 4



MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995
U.S. DOLLARS

                                                            1996        1995
OPERATING ACTIVITIES
   Net loss                                               ($329,686)  ($640,554)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                          1,377,917   1,032,023
      Amortization of deferred financing costs               67,922           0
      Common stock issued for payment of general
          and administrative expenses                             0      50,000
      Gain on property and securities available for sale          0    (175,223)
      Deferred income taxes                                (170,365)   (359,000)
   Changes in assets and liabilities
      Proceeds from sale of  (invested in) time deposits     (4,060)     29,097
      Receivables                                          (236,570)   (430,655)
      Inventories and prepaid expenses                      (14,158)     11,316
      Accounts payable and accrued liabilities               17,880     (39,419)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES               708,880    (522,415)

INVESTING ACTIVITIES
   Property, plant and equipment expenditures              (773,766) (1,086,635)
   Acquisition of producing properties                     (250,000) (3,621,984)
   Proceeds from sale of property and equipment                   0      56,570
   Proceeds on notes receivable arising
      from the issuance of common stock                      60,000     110,000
   Change in cumulative foreign currency translation        (10,302)
   Restricted cash                                                0    (191,675)
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES             (974,068) (4,733,724)

FINANCING ACTIVITIES
   Principal payments on long-term debt                    (105,256)   (615,706)
   Proceeds from debt borrowings                            400,000   6,000,000
   Payment of financing costs                                     0    (346,350)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES               294,744   5,037,944

NET INCREASE (DECREASE) IN CASH                              29,556    (218,195)

CASH AT BEGINNING OF PERIOD                                 232,594     450,789

CASH AT END OF PERIOD                                      $262,150    $232,594





The accompanying notes are an integral part
  of these consolidated financial statements.
F - 5

              MSR Exploration Ltd. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSR Exploration Ltd. (the Company) (incorporated under the laws of Alberta, Canada), and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Principal Business Activity and Reorganization

The Company and its subsidiaries are involved in oil and gas exploration, development and production activities in the United States and Canada. On February 7, 1992, the Company and its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On March 2, 1993, the Company's Restated First Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court. See Note 2.

U.S. Dollar Reporting

The  majority  of  the Company's business is transacted  in  U.S.
dollars and, accordingly, the consolidated financial statements are expressed in that currency.

Securities Available for Sale

The  Company  had  investments in marketable  equity  securities.
These consisted of common stocks that were listed and traded on national stock exchanges.

The Company adopted Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at January 1, 1994. Statement No. 115 requires that management classify securities at the date of adoption, and thereafter at the date of acquisition, as trading, held-to-maturity, or available-for-sale. The investments in marketable equity securities had been classified as available-for-sale, and were stated at fair value each balance sheet date, with unrealized gains and losses reported separately as a component of stockholders' equity. During the fourth quarter of 1995, all marketable securities held by the Company were sold.

Accounts Receivable

The Company's customers are large oil and natural gas purchasers. The Company does not require collateral and receivables are generally due in 30-60 days. Management considers all accounts receivable current and collectible; accordingly, no allowance for doubtful accounts has been established.


              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Major Customers

For the years ended December 31, 1996 and 1995 three purchasers accounted for approximately 66% and 70%, respectively of the Company's total consolidated oil and gas sales. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.


Properties, Plant and Equipment

The Company follows the "full cost" method of accounting for oil and gas properties whereby all costs associated with acquiring, exploring for, and developing oil and gas reserves are capitalized and accumulated in cost centers established on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead charges directly related to acquisition, exploration and development activities.

The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves of each country as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proved reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves discounted at a ten percent interest rate (based on prices and costs at the balance sheet date) plus the lower of cost (net of impairments) or fair market value of unproved properties.

Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.
              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other plant and equipment are depreciated on the straight-line basis as follows:

     Gas processing plants and gathering systems - over eight years
     Other equipment - over three to five years

Potential impairment of producing properties and significant unproved properties is assessed annually (unless economic events warrant more frequent reviews). In addition, a quarterly impairment analysis of aggregated properties is performed by the Company using discounted future net cash flows determined based upon current prices and costs.

Environmental Compliance and Remediation

Environmental  compliance costs, including  on-going  maintenance
and   monitoring,   are  expensed  as  incurred.    Environmental
remediation costs, which improve the condition of a property, are capitalized.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has adopted Statement of Position 96-1, "Environmental Remediation Liabilities," which provides guidance on the recognition, measurement, display and disclosure of environmental liabilities. The statement is effective for the Company's 1997 fiscal year. Management has evaluated such statement and believes that it will not have a
material  effect  on  the  financial  condition, results   of
operation or cash flows of the Company.


Deferred Charges

Financing charges related to the acquisition of debt are deferred and amortized over the term of that debt using the effective interest method.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency; therefore, translation is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using a weighted average exchange rate for the year.

Joint Venture Operations

Certain  of  the Company's exploration and development activities
relating  to oil and gas are conducted jointly with others.   The
accompanying financial statements reflect only the Company's proportionate interest in such activities.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of properties, plant and equipment for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Net Income (Loss) Per Share

Net income (loss) per share has been calculated based on the weighted average number of common shares outstanding during the year.

Cash Equivalents and Time Deposits

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Investments with an original maturity in excess of three months are considered to be time deposits.

Stock-Based Compensation

Compensation expense is recorded with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. The Company has not elected the fair value method of accounting for stock-based compensation encouraged, but not required, by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Disclosure of Fair Value of Financial Instruments

The Company's financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, accounts receivable, notes payable, accounts payable and long-term debt. The Company believes that the carrying amount of these items is a reasonable estimate of their fair value.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2.  BANKRUPTCY

Due to a series of events, which included a substantial net loss and the inability to negotiate a mutually agreeable restructuring of indebtedness with the Company's then primary lender, the Company and its subsidiaries elected on February 7, 1992 to file voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code.

On September 12, 1992, the Company filed a plan of reorganization with the Bankruptcy Court which was subsequently amended on December 11, 1992 and March 2, 1993, to reflect agreements between the Company and its creditors.

On March 2, 1993, the Company's Restated First Amended Joint Plan
of  Reorganization  was confirmed by the Bankruptcy  Court.   The
significant   changes  resulting  from  the  Plan   include   the
following:

     A net reduction of $2,429,829 in recorded liabilities to secured and unsecured creditors through settlement, disallowance or rejection of claims.

     An increase of $5,143,170 in non-current, long-term debt through establishment of installment payment terms for certain claims.

As of December 31, 1996, the remaining amount due to pre-petition creditors totaled $237,463 (see Note 6).


3.  SECURITIES AVAILABLE FOR SALE

As discussed in Note 1, the Company elected to adopt FASB Statement No. 115 as of January 1, 1994. The December 31, 1994 balance of stockholder's equity increased by $171,900 to recognize appreciation in the fair value of securities available for sale. There was no deferred tax effect of that appreciation. All marketable securities held by the Company were sold in November, 1995, at a gain of $177,000.







              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4.  PROPERTY, PLANT AND EQUIPMENT
                                           1996          1995
U.S. proved oil and gas properties:
  Rocky Mountain Region                $28,245,283   $27,896,712
  Texas Region                          13,275,806    12,887,117
Accumulated depletion and depreciation (15,989,893)  (14,740,907)

Net U.S. oil and gas properties         25,531,196    26,042,922

Canadian oil and gas properties          2,221,085     2,158,803
Accumulated depletion and depreciation   (195,915)     (150,572)

Net Canadian oil and gas properties      2,025,170     2,008,231

Gas processing plants and gathering      3,623,687     3,388,459
systems
Other equipment                          1,146,343     1,061,984
Accumulated depletion and depreciation (3,539,953)   (3,461,022)

                                         1,230,077       989,421

Properties, plant and equipment-Net    $28,786,443   $29,040,574

5.  OTHER ASSETS

Other assets included deferred charges related to the acquisition of long-term debt (amortized over the life of that debt using the effective interest method) and restricted cash (held in a letter of credit in lieu of a plugging and abandonment bond required by the US Environmental Protection Agency).
                                         1996         1995
Deferred loan cost                       $385,215     $397,440
Less accumulated amortizatioin           (106,737)     (51,040)
Net deferred loan cost                    278,478      346,400

Restricted cash                           191,625      191,625

Total other assets                       $470,103     $538,025




              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


6.  NOTE PAYABLE AND LONG-TERM DEBT
                                   1996          1995
Long-term debt consists of:
Prime rate plus 1.0% note
payable to Banque Paribas
  (9.25% at December 31, 1996)  $6,400,000    $6,000,000

Various pre-petition claims at
  interest rates ranging from
  6% to 10% due in monthly,
  quarterly and annual
  installments
  including interest               237,463      342,719

                                 6,637,463    6,342,719
 Less current maturities          (706,931)     (90,707)
                                $5,930,532    $6,252,012

Long-term debt maturities are as follows:
   Years Ending                       Amount
   December 31,

       1997                          $706,931
       1998                           868,294
       1999                           928,892
       2000                           848,649
       2001                           744,697
    Thereafter                      2,540,000

                                   $6,637,463


During the first quarter of 1995, the Company entered into a revolving credit/term loan agreement with a bank. The agreement allowed the Company to borrow up to $15,000,000 under a revolving credit arrangement for a two year period. On August 15, 1996 the loan limit was set at $6,500,000 and on January 1, 1997 the commitment shall be reduced by monthly payments at a rate of $60,000 for 1997, $65,000 for 1998, $75,000 for 1999, $70,000 for
2000  and  $60,000  for  2001.  The  Company  can  designate  the interest rate on amounts outstanding as either the London Interbank Offered Rate (LIBOR) + 2.5% or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contain certain restrictive covenants which, among other things, require the maintenance of a minimum current ratio, net worth and debt service ratio. As of December 31, 1996 the Company was in compliance with all such requirements.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


7.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:
                                   1996         1995
Deferred tax assets:
Operating loss carryforwards     $3,565,000  $3,473,503
Investment tax credits              428,000     428,765
Total deferred tax assets         3,993,000   3,902,268
Less valuation allowance         (2,002,635) (2,165,768)

                                1,990,365     1,736,500
Deferred tax liabilities:
Properties, plant and
equipment                       5,823,000     5,739,500
  Total deferred tax
   liabilities                   5,823,000    5,739,500
 Net deferred tax               $3,832,635   $4,003,000
  liabilities
The income tax benefit for each of the years ended December 31,
1996 and 1995 consists of the following:
                                   1996         1995
Deferred tax benefit             ($170,365)  ($359,000)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 1996 and 1995 due to the following:

                                   1996         1995
Computed expected tax
expense (benefit)                ($170,365)   ($340,500)
Increase (decrease) in
income resulting from:
State income taxes, net
  of federal tax benefit           (20,000)     (40,000)
Other                               20,365       21,500
                                 ($170,000)   ($359,000)

The Company has U.S. net operating loss carry-forwards of approximately $10,500,000 available to reduce future U.S. taxable income. These U.S. net operating loss carry-forwards begin to expire in 2001. The Company also has Canadian expense carry-forwards totaling approximately $2,200,000 available to reduce future Canadian taxable income. These Canadian expense carry-forwards have no expiration date. Use of these U.S. and Canadian carry-forwards is dependent on future taxable income.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


8.  COMMON STOCK TRANSACTIONS

In  May, 1996 the Company issued 100,000 shares of common  stock,
valued  at  $1.00  per  share,  with  $250,000  to  purchase   an
additional 21% working interest in the Cinco Ltd No. 1 well in Southeast, Texas.

During 1994, the Company granted stock options for 600,000 shares of common stock to the Board of Directors and employees. These options were exercisable at a price of $0.50 per share. The options were later exercised and initially funded by the Company. The Company accepted notes receivable totaling $300,000 from certain members of the Board of Directors and employees, and are collateralized by the common stock issued. During 1996, the Company offered each individual the opportunity to cancel the notes in exchange for Company stock valued at $1.00 per share. 35,000 shares of common stock were presented to reduce such notes. At December 31,1996 notes receivable arising from the issuance of common stock was $95,000.

On November 8, 1995 the Company completed the sale of its holdings in 687,600 shares of GeoResources Common Stock and 44,000 shares of Big Sky Airlines Common Stock to Joseph V. Montalban, then a director of the Company, in exchange for 700,000 shares of the Company's Common Stock. The sale or exchange was approved by Shareholders at the Company's Annual General Meeting held on September 22, 1995.

During 1995, the Company issued 100,000 shares of common stock to Joseph V. Montalban for services performed in 1994. These shares were issued at a value of $0.50 per share.


9.  RELATED PARTY TRANSACTIONS

The law firm in which the corporate secretary of the Company is a senior partner acted as Corporate Counsel during 1996 and 1995. Legal fees and out-of-pocket costs totaling approximately $2,523 and $25,777 were billed to the Company by the law firm during the years ended December 31, 1996 and 1995, respectively.

The Company sub-leases office space for its Fort Worth headquarters from Buis & Co. Buis & Co. is partially owned by C. Al Buis, a current Director of the Company. The Company reimbursed Buis & Co. $35,160 and $22,300 for annual rental payments for 1996 and 1995, respectively, and $14,644 and $12,428 for property taxes, telephone and utilities for 1996 and 1995. The rent paid for the Company's space was at the same rate per square foot paid by Buis & Co. and is commensurate with rental rates in the area.

On November 8, 1995 the Company completed the sale of its holdings in 687,600 shares of GeoResources Common Stock and 44,000 shares of Big Sky Airlines Common Stock to Joseph V.
Montalban, then a director of the Company, in

                Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

  exchange for 700,000 shares of the Company's Common Stock.  The sale or MSR
exchange  was  approved by Shareholders at the  Company's  Annual
General Meeting held on September 22, 1995.

In 1994, the Company retained the services of Buis & Co., a private investment banking firm, to assist it in arranging credit facilities. The firm is partially owned by C. Al Buis, a Director of the Company. In January 1995, the Company paid Buis & Co. $150,000 for the performance of such services in connection with the Company's $15,000,000 revolving credit/term agreement.


10.  CASH FLOW INFORMATION
                                            1996      1995
Cash paid during the year:
Interest                                  $677,863  $430,156
Income taxes                                    $0        $0

Non-cash investing activity:
Common stock received in payment
  of note receivable from
  insuance of common stock                ($35,000)       $0

Non-cash financing activity:
Acquisition of producing property from
  from issuance of common stock           $100,000        $0






              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


11.  SEGMENT INFORMATION

All of the Company's activities are in one business segment:  oil
and  gas  exploration, development and production.   The  Company
operates in the United States and Canada as follows:

Year Ended December 31,     United        Canada        Total
1996                        States

Revenues                   $4,192,960     $183,365   $4,376,325
Operating income (loss)     ($514,896)     $15,210    ($499,686)
Total assets              $28,512,065   $2,204,362  $30,716,427
Depletion per equivalent
unit of production              $4.89        $2.59        $4.74



Year Ended December 31,     United        Canada        Total
1995                        States

Revenues                   $2,962,031     $162,669   $3,124,700
Operating income (loss)     ($994,718)     ($4,836)   ($999,554)
Total assets              $28,486,026   $2,268,130  $30,754,156
Depletion per equivalent
unit of production              $5.01        $2.36        $4.79

12.  SUBSEQUENT EVENT.

On March 26,1997, the Company signed a definitive agreement with Mercury Exploration Company, a Fort Worth, Texas company, to combine all of their oil and gas assets in Montana with all the oil and gas assets of MSR Exploration Ltd. ( the Business Combination).

The transaction includes the addition of over 75 producing wells with proven reserves of more than 5 million barrels of oil. It also includes the assumption of Mercury's joint venture position in 304,000 acres of undeveloped oil and gas properties, located in the Cut Bank Field complex in Montana. Mercury holds, in the subject area, 100% of the oil rights and 30% of the revenue pertaining to liquids produced by gas wells.

As consideration for the business combination, MSR will issue to Mercury shareholders 12,000,000 shares of common stock valued at $0.75 per share and assume and/or pay $4,000,000 in Mercury bank debt. Mercury shareholders will receive warrants to purchase 5,500,000 common shares at $1.25 per share and 5,500,000 common shares at $2.00 per share.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


As a result of the issuance of the common shares to Mercury by the Company, Mercury shareholders will effectively own approximately 46.6% of the Company's total issued and outstanding common stock. After approval of the Business Combination at the Company's shareholder meeting anticipated in July 1997, the common shares will be distributed to the respective shareholders. Shareholders owning approximately 40% of MSR common stock have agreed to vote to approve this transaction. Closing the transaction is expected immediately subsequent to shareholder approval.

       DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
                           (Unaudited)

The  following  information  about  the  Company's  oil  and  gas
producing  activities  has  been  prepared  in  accordance   with
Statement of Financial Standards No. 69, Disclosures about Oil and Gas Producing Activities.

The Company believes that the valuation method prescribed by Statement of Financial Standards No. 69 does not provide the best estimate of current economic value of its oil and gas reserves as unproved reserves are not attributed any economic value and the use of year-end price assumptions and a 10% discount rate are arbitrary.

Proved Oil and Gas Quantities

The following information summarizes the Company's estimated net quantities of proved and proved-developed oil and gas reserves. The December 31, 1996 reserves are based on estimates of Citadel Engineering Ltd., petroleum consultants, contained in a report dated March 1, 1997.

Year Ended December 31, 1996
                              Oil (000,s bbls)          Gas (mmcf)
                             United                 United
Proved reserves              States Canada  Total   States Canada     Total
Beginning of year            4,448      22  4,470   17,220   5,840    23,060
Revisions of previous         (466)     15   (451)    (861)    857        (4)
estimates
Purchase of reserves in          1       0      1      181       0       181
place
Extensions, discoveries,
reworks
  and other additions           42       0     42    1,955        0    1,955
Production                    (123)      0  (123)     (784)    (106)    (890)

End of year                  3,902      37  3,939    17,711    6,591  24,302

Proved developed reserves
Beginning of year            2,621      19  2,640    11,593    5,767  17,360

End of year                  2,496      34  2,530    12,120    1,831  13,951


Year Ended December 31, 1995
                               Oil (000's bbls)          Gas (mmcf)
                             United                 United
Proved reserves              States Canada  Total   States Canada     Total
Beginning of year            4,382      21  4,403   14,076   5,736    19,812
Revisions of previous           54       1     55   (1,081)    213      (868)
estimates
Purchase of reserves in         78       0     78    4,623       0     4,623
place
Extensions, discoveries,
reworks
  and other additions           65       0     65        0       0         0
Production                    (131)      0   (131)    (398)   (109)     (507)

End of year                  4,448      22  4,470   17,220    5,840   23,060

Proved developed reserves
Beginning of year            2,563      18  2,581    8,502    5,664   14,166

End of year                  2,621      19  2,640   11,593    5,767   17,360

DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES - (continued)
                           (Unaudited)

The following standardized measure of discounted future net cash flows relating to proved oil and gas reserves has been computed using year-end prices, except where contractual arrangements in place at year-end provide for future price changes and costs.

Year Ended December 31, 1996            United        Canada       Total
                                       States

Future cash flows                      $116,139,00   $10,701,000  $126,840,000

Future production and development costs(31,135,000)  (5,309,000)  (36,444,000)

Future income tax expense              (19,510,000)    (900,000)  (20,410,000)

                                        65,494,000    4,492,000    69,986,000
10% annual discount for timing of cash (31,989,000)  (2,648,000)  (34,637,000)
flows

Standardized measure of discounted
cash flows                              $33,505,000   $1,844,000   $35,349,000



Year Ended December 31, 1995               United      Canada        Total
                                           States

Future cash flows                      $100,768,000   $9,301,000  $110,069,000

Future production and development costs (26,641,000)  (5,481,000)  (32,122,000)

Future income tax expense               (16,651,000)    (149,000)  (16,800,000)

                                         57,476,000    3,671,000    61,147,000
10% annual discount for timing of cash  (27,806,000)  (1,974,000)  (29,780,000)
flows

Standardized measure of discounted
                                        $29,670,000   $1,697,000   $31,367,000

The standardized measure of discounted cash flows does not include any value relating to the Company's gathering, processing and transmission of gas reserves owned by other companies.

The following table sets out in aggregate the principle source of change in the standardized measure of discounted future net cash flows for each of the two years ended December 31, 1995 and 1994, respectively.
                                         1996         1995
Sales of oil and gas produced, net of
production costs                     ($2,570,000)  ($1,239,000)

Net changes in price and production    7,740,000     6,176,000
Purchase of reserves in place            350,000     4,453,000
Extensions, discoveries and improved
recovery, less related costs              36,000       148,000
Revisions of previous quantity          (637,000)      (71,000)
estimates
Development costs incurred during the    367,000       877,000
year
Accretion of discount                  3,137,000     2,294,000
Net change in income taxes            (3,610,000)   (2,960,000)

Other                                   (831,000)   (1,248,000)
Net increase                           3,982,000     8,430,000
Balance at beginning of year          31,367,000    22,937,000

Balance at end of year               $35,349,000   $31,367,000


DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES - (continued)
                           (Unaudited)

Costs incurred in oil and gas property acquisition, exploration and development activities:

Year Ended December 31,
                            1996       1995
Property acquisition
costs
United States             $406,824   $3,621,984
Canada                           0            0
                          $406,824   $3,621,984

Exploration costs
United States                   $0     $116,973
Canada                      36,352       13,926
                           $36,352     $130,899

Development costs
United States             $331,235     $259,360
Canada                      35,336      617,726
                          $366,571     $877,086

Results of operations from producing activities:

Year Ended December 31, 1996    United      Canada       Total
                                States

Oil and gas sales              $4,134,515   $183,017   $4,317,532
Operating expenses             (1,369,326)   (66,036)  (1,435,362)

Production taxes                 (310,679)    (1,001)    (311,680)
Depletion and depreciation     (1,331,917)   (46,000)  (1,377,917)

                                1,122,593     69,980    1,192,573
Income taxes                    (381,682)    (23,793)    (405,475)

Results of operations from
 producing activities(excluding
 corporate overhead and
 interest costs)                 $740,911     $46,187    $787,098


Year Ended December 31, 1995    United      Canada       Total
                                States

Oil and gas sales              $2,651,281   $151,005    $2,802,286
Operating expenses             (1,294,364)   (54,787)   (1,349,151)

Production taxes                 (213,677)      (116)     (213,793)
Depletion and depreciation       (989,223)   (42,800)   (1,032,023)

                                  154,017     53,302       207,319
Income taxes                     (52,366)   (18,123)       (70,488)

Results of operations from
 producing activities (excluding
 corporate overhead and
 interest costs)                 $101,651    $35,179       $136,831

                SELECTED QUARTERLY FINANCIAL DATA
                           (Unaudited)

The following table summarizes selected quarterly financial data for each of the two years ended December 31, 1996 and 1995, respectively.

                   March 31    June 30  September 30 December 31


1996
Revenue             $989,000   $1,056,000  $1,082,000  $1,249,000

Net income (loss)   ($76,000)    ($62,000)   ($99,000)   ($93,000)

Net income (loss)
  per share           ($0.01)         Nil      ($0.01)         Nil



1995
Revenue             $575,000     $576,000     $827,000   $1,147,000 *

Net income (loss)  ($272,000)   ($286,000)   ($188,000)    $105,000

Net income (loss)
  per share          ($0.02)       ($0.02)      ($0.01)         Nil



* Included gain of $177,000 recognized on the sale of stock.