Form 10QSB
period 1997-03-31
MSR EXPLORATION LTD
filed 1997-05-06
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM  10-QSB


                         (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITY EXCHANGE ACT OF 1934
            For the Quarter ended March 31, 1997

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

     500 Main Street, Suite 210, Fort Worth, Texas 76102
      (Address of principal executive offices)(Zip Code)

 Registrant's telephone number, including area code:  (817)877-3151


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

  Common Shares outstanding at March 31, 1997:  13,777,014

 Transitional Small Business Disclosure Format:  Yes__ or No  X


PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements
MSR Exploration Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. DOLLARS

                                           March 31,    December 31,
                                              1997          1996
ASSETS                                    (unaudited)
                                                 (in thousands)
 Cash and cash equivalents                       $348          $313
 Accounts receivable                              715           937
 Inventories                                      169           195
 Prepaid expenses                                  58            15
     Total current assets                       1,290         1,460

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                                 28,738        28,786

OTHER ASSETS                                      455           470
                                              $30,483       $30,716


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt               $823          $707
 Accounts payable                                 361           277
 Accrued liabilities                              551           613
     Total current liabilities                  1,735         1,597

LONG-TERM DEBT                                  5,653         5,930

DEFERRED INCOME TAXES                           3,807         3,833

STOCKHOLDERS' EQUITY
 Common stock, without par value
    Authorized 20,000 shares, issued and
    outstanding 13,777 in 1997 and
    13,712  in 1996                            17,861        17,861
 Less notes receivable arising from
    the issuance of common stock                  (95)          (95)
 Foreign currency translation adjustment         (130)         (109)
 Retained earnings                              1,652         1,699
                                               19,288        19,356
                                              $30,483       $30,716



See Condensed Notes to Consolidated Financial Statements

2

MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U. S. DOLLARS
(In thousands, except for per share data)

                                           Three Months Ended
                                           Ended March 31,
                                              1997       1996
REVENUE
  Oil sales                                     $615       $556
  Gas sales                                      590        415
  Interest and other income                       15         18
     Total revenues                            1,220        989


EXPENSES
  Operating expenses                             397        311
  Production taxes                                73         56
  Depletion and depreciation                     367        316
  General and administrative                     273        221
  Interest                                       182        180
     Total expenses                            1,292      1,084

Loss before income taxes                         (72)       (95)

Income tax benefit                                25         19
Net income (loss)                               ($47)      ($76)


Per share net income (loss)                   ($0.00)    ($0.01)


Weighted average number of shares outstandi   13,777     13,712















See Condensed Notes to Consolidated Financial Statements

3

MSR Exploration, Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
Three months ended March 31, 1997 and 1996
(UNAUDITED)
U.S. DOLLARS


                                                    1997        1996
CASH PROVIDED BY (USED FOR):                          (in thousands)

OPERATING ACTIVITIES
   Net (loss)                                          ($47)      ($76)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                        366        326
      Changes in assets and liabilities                 195       (331)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES           514        (81)

INVESTING ACTIVITIES
   Property, plant and equipment expenditures          (318)      (225)

FINANCING
   Principal payments on long-term debt                (161)       (45)
   Notes payable, bank proceeds                           0        150
NET CASH FROM (USED FOR) FINANCING ACTIVITIES          (161)       105

NET INCREASE (DECREASE) IN CASH                          35       (201)

CASH AT BEGINNING OF PERIOD                             313        280

CASH AT END OF PERIOD                                  $348        $79





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                  $149       $159
   Cash payments for income taxes                        $0         $0










See Condensed Notes to Consolidated Financial Statements

 4

            MSR Exploration Ltd. and Subsidiaries
    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months Ended March 31, 1997 and 1996


Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of MSR Exploration, Ltd. (the "Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2.  PROSPECTIVE BUSINESS COMBINATION.

On March 26, 1997, MSR Exploration Ltd. (MSR) entered into an agreement with Mercury Exploration Company (Mercury), a private company located in Fort Worth, Texas, to combine all of Mercury's oil and gas assets in Montana with all the oil and gas assets of MSR Exploration Ltd. (the Business Combination).

The transaction includes the addition to MSR of over 75 producing wells, which have significant crude oil reserves, and the assumption of Mercury's position in the 304,000 acre Wells agreement in the Cut Bank Field complex in northwestern Montana. In the subject area, Mercury holds 100% of the oil rights and 30% of the revenue interest pertaining to liquids produced by gas wells. Through December 31, 1997, most of the revenues and operating expenses from Mercury's producing oil and gas properties are subject to a forward sale. A significant portion of the cash flow attendant to the Mercury properties will not begin to accrue to MSR until January 1,1998.

As consideration for the Business Combination, MSR will issue to Mercury shareholders 12,000,000 shares of Common Stock valued at $0.75 per share, and assume and/or pay $4,000,000 in Mercury bank debt. In addition, Mercury shareholders will receive warrants to purchase 5,500,000 shares of Common Stock at $1.25 per share and 5,500,000 shares of Common Stock at $2.00 per share.

In negotiating the number of shares of common stock to be issued to Mercury, consideration was given to the value of the assets, the estimated proved oil and gas reserves and the market value of the Common Stock (prior to the date the Agreement was executed and announced).

Closing the transaction is subject to certain precedent conditions, including MSR shareholder approval of the Business Combination and the redomestication and continuance of MSR as a Delaware corporation. MSR is presently organized under the laws of Alberta, Canada. The closing is expected to occur immediately subsequent to MSR's reincorporation in Delaware and such stockholder approval. MSR shareholders owning approximately 40% of the Common Stock have agreed to vote to approve this transaction. Mercury shareholders have approved the Business Combination subject to MSR shareholder approval and certain other conditions. As a result of the issuance of the aforementioned shares of Common Stock to Mercury by MSR, Mercury shareholders will effectively own approximately 46.6% of the total issued and outstanding Common Stock.







            MSR Exploration Ltd. and Subsidiaries
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                         (continued)
         Three Months Ended March 31, 1997 and 1996


Note 2.  NOTE PAYABLE AND LONG-TERM DEBT.    March 31,     December 31,
                                               1997            1996
                                            (Unaudited)

The notes payable and long-term debt consists of :

Prime rate plus 1.0% note payable to
Banque  Paribas  (9.5% at March  31,  1997) $ 6,260,000     $ 6,400,000

Various pre-petition claims at interest rates ranging
from 6% to 10%, due in monthly, quarterly and annual
installments.                                  214,000          237,000

                                             6,476,000        6,637,000

 Less current maturities                      (823,000)        (707,000)
                                           $ 5,653,000       $ 5,930,000

During the first quarter of 1995, the Company entered into a revolving credit/term loan agreement with a bank. The agreement allowed the Company to borrow up to $15,000,000 under a revolving credit arrangement for a two year period. On August 15, 1996 the loan limit was set at $6,500,000 and on January 1, 1997 the commitment shall be reduced by monthly payments at a rate of $60,000 for 1997, $65,000 for 1998, $75,000 for 1999, $70,000 for 2000 and $60,000 for
2001. The Company can designate the interest rate on amounts outstanding as either the London Interbank Offered Rate (LIBOR) + 2.5%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants which, among other things, require the maintenance of a minimum current ratio, net worth and debt service ratio. As of March 31, 1997 the Company was in compliance with all such requirements.






            MSR Exploration Ltd. and Subsidiaries
ITEM  2.         Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations.
 Three Months Ended March 31, 1997, compared to Three Months
                    Ended March 31, 1996.

Revenue. Total revenue for the first quarter ended March 31, 1997 was $1,220,000 a 23% increase compared to the $989,000 reported for the first quarter of 1996. The increase is primarily attributed to higher product prices.

Oil sales for the first quarter of 1997 were $615,000, an 11% increase compared to $556,000 of oil sales in the same period last year. The average price received for oil during the first quarter of 1997 increased 14% to $19.82 per barrel compared to the $17.34 average price for the same period in 1996. Oil sales volumes for the quarters ended March 31, 1996 and 1995 were 31,011 barrels and 32,100 barrels, respectively. This decrease is primarily due to normal production decline.

Gas sales for the quarter ended March 31, 1997 were $590,000, an increase of 42% compared to the $415,000 reported for the first quarter of 1996. The average sale price the Company received for gas sold during the first quarter of 1997 was $2.71 per Mcf an increase of 34% compared to the $2.03 in 1996. Gas sales volumes for the first quarter of 1997 were 217,800 Mcf, compared to 204,500 Mcf sold in the 1996 quarter. The increase in sales is primarily due to gas sales from the Red River Gas Plant in Montana. During the same period in 1996 the plant was not in operation.

Interest and other income for the quarters ended March 31, 1997 and 1996 were $15,000 and $18,000, respectively.

Expenses. Total expenses for the first quarter of 1997 were $1,292,000, an increase of 24% compared to $1,084,000 for the first quarter of 1996. Operating expenses for the 1997 quarter were $397,000, an increase of $86,000 or 28% compared to the 1996 quarter. Most of the increase can be attributed to an increase in workover expenditures, operating expenses of the Red River Gas Plant and the start up expenses of the Gypsy Highview Gas Plant. The Gypsy plant was placed in service in late March 1997 after being out of service for over five years. Production taxes for the quarters ended March 31, 1997 and 1996 were $73,000 and $56,000 respectively, a 30 % increase, which was primarily due to increased sales. Depletion and depreciation expenses increased 16% to $367,000 for the first quarter of 1997 compared to $316,000 for 1996, primarily due to a higher depletion rate. General and administrative expenses increased 24% from $221,000 reported for the 1996 period to $273,000 reported in first quarter 1997. The 1997 general and administrative expenses were up principally due to increases in accounting, legal, and engineering fees. Interest expense for the quarters ended March 31, 1997 and 1996 was $182,000 and $180,000, respectively.

Net Income (Loss). The Company's results of operations for the quarter ended March 31, 1997 was a net loss of $47,000 as compared to a net loss of $76,000 for the same period in 1996. This improvement was primarily attributable to the increase in product sales prices.

Liquidity and Capital Resources - March 31, 1997 vs. December 31, 1996. The Company's liquidity position at March 31, 1997 shows a current ratio of 0.74 to 1 with a negative working capital of approximately $343,000. This compares to a current ratio of 1.5 to 1 and working capital of approximately $343,000 at December 31, 1996. The change was primarily a result of the Company beginning to pay down its long-term debt.

Cash  provided by operating activities for the first quarter
1997 was $514,000 compared to $81,000 used for operating activity in the first quarter 1996, an increase of $595,000.

Investing activities for the first quarter 1997 used cash of $318,000 compared to $225,000 for the first quarter 1996. Most of the 1997 capital expenditures were for reconditioning and overhaul of the Gypsy Highview Gas Plant and in 1996 the Company purchased additional interest in a producing property.

Net cash used for financing activities was $161,000 for the first quarter 1997 compared to $105,000 from financing activities for the same quarter in 1996.




            MSR Exploration Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM  4.   Submission  of  Matters to  a  Vote  of  Security
Holders:  None

ITEM 5.  Other Information:  None

ITEM 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits

     Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K: The Company filed a Form 8-K dated April 11, 1997 reporting a prospective merger which was announced on March 26, 1997, that MSR Exploration Ltd. (MSR) had entered into an agreement with Mercury Exploration Company (Mercury), a private company located in Fort Worth, Texas, to combine all of Mercury's oil and gas assets in Montana with all the oil and gas assets of MSR Exploration Ltd.


                    MSR EXPLORATION LTD.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

Dated May 6, 1997

                         MSR Exploration Ltd.



                         By:  /s/  Otto J. Buis
                             Otto J. Buis, Chairman of the Board
                             President and Chief Executive Officer




                         By:  /s/  Howard N. Boals
                             Howard N. Boals, Vice President of Finance
                             Chief Accounting Officer