Form 10QSB
period 1997-06-30
MSR EXPLORATION LTD
filed 1997-08-13
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                       FORM  10-QSB


                         (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITY EXCHANGE ACT OF 1934
            For the Quarter ended June 30, 1997

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

  Common Shares outstanding at June 30, 1997:  13,777,014

 Transitional Small Business Disclosure Format:  Yes   or No  X


PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements
MSR Exploration Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED BALANCE SHEETS
In Thousand of U.S. Dollars

                                                  June 30,   December 31,
                                                    1997         1996
ASSETS                                           (unaudited)

 Cash and cash equivalents                            $344        $313
 Accounts receivable                                   491         937
 Inventories                                           141         195
 Prepaid expenses                                       39          15
     Total current assets                            1,015       1,460

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                                      28,183      28,786

OTHER ASSETS                                           627         470
                                                   $29,825     $30,716


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                    $839        $707
 Accounts payable                                      157         277
 Accrued liabilities                                   496         613
     Total current liabilities                       1,492       1,597

LONG-TERM DEBT                                       5,435       5,930

DEFERRED INCOME TAXES                                3,706       3,833

STOCKHOLDERS' EQUITY
 Common stock, without par value
    Authorized 20,000,000 shares, issued and
    outstanding 13,777,014 in 1997 and
    13,777,014 in 1996                              17,861      17,861
 Less notes receivable arising from
    the issuance of common stock                         0         (95)
 Foreign currency translation adjustment              (124)       (109)
 Retained earnings                                   1,455       1,699
                                                    19,192      19,356
                                                   $29,825     $30,716



See Condensed Notes to Consolidated Financial Statements

2

MSR Exploration Ltd. and  Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands of U.S. Dollars, except for per share data
(UNAUDITED)


                                      Three Months Ended  Six Months Ended
                                      Ended June 30,      Ended June 30,
                                        1997      1996      1997      1996

REVENUE
  Oil sales                               $498      $600    $1,113    $1,156
  Gas sales                                378       451       968       866
  Interest and other income                 39         5        54        23
     Total revenues                        915     1,056     2,135     2,045


EXPENSES
  Operating expenses                       381       371       778       682
  Production taxes                          59        60       132       116
  Depletion and depreciation               354       334       721       650
  General and administrative               236       225       509       446
  Interest                                 183       180       365       360
     Total expenses                      1,213     1,170     2,505     2,254

Loss before income taxes                  (298)     (114)     (370)     (209)

Income tax benefit                         101        52       126        71
Net (loss)                               ($197)     ($62)    ($244)    ($138)


Per share net (loss)                    ($0.01)   ($0.00)   ($0.02)   ($0.01)

Weighted average shares
outstanding for the periods             13,777    13,779    13,777    13,745













See Condensed Notes to Consolidated Financial Statements

3

MSR Exploration Ltd. and Subsidiaries
(Incorporated Under the Laws of Alberta)

CONSOLIDATED STATEMENTS OF CASH FLOW
Six months ended June 30, 1997 and 1996
In Thousand of U.S. Dollars
(UNAUDITED)

                                                            1997     1996
OPERATING ACTIVITIES
   Net (loss)                                               ($244)   ($138)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                              721      650
      (Gain) loss on disposition of property,
          plant and equipment                                 (24)       0
      Changes in other assets and liabilities                 126     (350)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                 579      162

INVESTING ACTIVITIES
   Acquisition of properties and equipment                   (318)    (674)
   Expenditures on prospective merger                        (186)       0
   Proceeds form sale of property plant and equipment         224        0
   Proceeds on notes receivable arising from the
      issuance of common stock                                 95       60
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES               (185)    (614)

FINANCING ACTIVITIES
   Principal payments on long-term debt                      (363)     (65)
   Notes payable, bank proceeds                                        400
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                (363)     335

NET INCREASE (DECREASE) IN CASH                                31     (117)

CASH AT BEGINNING OF PERIOD                                   313      280

CASH AT END OF PERIOD                                        $344     $163


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                        $294     $296
   Cash payments for income taxes                              $0       $0

See Condensed Notes to Consolidated Financial Statements

 4









               MSR Exploration Ltd. and Subsidiaries
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Six Months Ended June 30, 1997 and 1996
                            (Unaudited)

Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of MSR Exploration Ltd. (the "Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the six months ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2.  PROSPECTIVE BUSINESS COMBINATION.

On March 26, 1997, MSR Exploration Ltd. (MSR) entered into an agreement with Mercury Exploration Company and Mercury Montana,Inc. (Mercury), both of Fort Worth, Texas, to combine all of Mercury's oil and gas assets in Montana with all the oil and gas assets of MSR Exploration Ltd. by way of a merger of the Company with and into Mercury, with Mercury being the surviving corporation (the Business Combination).

Mercury has over 75 producing wells, which have significant crude oil reserves, and the assumption of Mercury's position in the 304,000 acre Wells agreement in the Cut Bank Field complex in northwestern Montana. In the subject area, Mercury holds 100% of the oil rights and 30% of the revenue interest pertaining to liquids produced by gas wells. Through December 31, 1997, most of the revenues and operating expenses from Mercury's producing oil and gas properties are subject to a forward sale. A significant portion of the cash flow attendant to the Mercury properties will not begin to accrue to the surviving corporation in the Business Combinatioin until January 1,1998.

In  the Business Combination, the surviving corporation will  issue
(i) to MSR shareholders, one share of common stock for each outstanding share of common stock of MSR and (ii) to Mercury shareholders, one share of common stock for each outstanding share of common stock of Mercury. In addition, the surviving corporation will assume and/or pay $4,000,000 of Mercury Exploration Company bank debt. Mercury currently has outstanding 12,000,000 shares of common stock, warrants to purchase 5,500,000 shares of common stock at $1.25 per share and 5,500,000 shares of common stock at $2.00 per share and stock options to purchase 228,570 shares of common stock at $0.875.

In negotiating the number of shares of common stock to be issued to Mercury, consideration was given to the value of the assets, the estimated proved oil and gas reserves and the market value of the Common Stock (prior to the date the Agreement was executed and announced).

Closing the transaction is subject to certain precedent conditions, including MSR shareholder approval of the Business Combination and the redomestication and continuance of MSR as a Delaware corporation. MSR is presently organized under the laws of Alberta, Canada. The closing is expected to occur immediately subsequent to MSR's reincorporation in Delaware and such stockholder approval. MSR shareholders owning approximately 40% of the Common Stock have agreed to vote to approve this transaction. Mercury shareholders have approved the Business Combination subject to MSR shareholder approval and certain other conditions. After the Business Combination Mercury shareholders will effectively own approximately 46.6% of the total issued and outstanding Common Stock and MSR's present shareholders will own approximately 53.4%.






               MSR Exploration Ltd. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
              Six Months Ended June 30, 1997 and 1996

Note  3.  NOTE PAYABLE AND LONG-TERM DEBT.
                                          June 30,       December 31,
                                           1997              1996
                                        (Unaudited)
The notes payable and long-term debt consists of :

Prime rate plus 1.0% note payable to
Banque Paribas (9.5% at June 30, 1997)  $ 6,080,000      $ 6,400,000

Various pre-petition claims at interest rates ranging
from 6% to 10%, due in monthly, quarterly and annual
installments.                               194,000          237,000
                                          6,274,000        6,637,000

    Less current maturities                (839,000)        (707,000)

                                        $ 5,435,000      $ 5,930,000

During the first quarter of 1995, the Company entered into a revolving credit/term loan agreement with a bank. The agreement allowed the Company to borrow up to $15,000,000 under a revolving credit arrangement for a two year period. On August 15, 1996 the loan limit was set at $6,500,000 and on January 1, 1997 the commitment shall be reduced by monthly payments at a rate of $60,000 for 1997, $65,000 for 1998, $75,000 for 1999, $70,000 for
2000 and $60,000 for 2001. The Company can designate the interest rate on amounts outstanding as either the London Interbank Offered Rate (LIBOR) + 2.5%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants which, among other things, require the maintenance of a minimum current ratio, net worth and debt service ratio. As of June 30, 1997 the Company was in compliance with all such requirements.

Note 4.  New Accounting Standards.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") which establishes new standards for computing and presenting EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been effective the first six months of 1997 and in 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

               MSR Exploration Ltd. and Subsidiaries

 ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
Three and Six Months Ended June 30, 1997, compared to Three and Six
                    Months Ended June 30, 1996.

Forward Looking Information. Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included statements made or to be made by the Company) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by works such as "estimate", "expect", "predict", "anticipate", "goal", "should", "assume", "believe", or other words that convey the uncertainty of future events or outcomes.

Revenue. Total revenue for the Company's second quarter ended June 30, 1997 was $915,000, a 13% decrease compared to the $1,056,000 reported for the same quarter in 1996. The decrease was due to reduced sales volumes and product prices. Total revenue for the six months ended June 30, 1997 was $2,135,000, a 4% increase compared to $2,045,000 for the first six months of 1996. The increase was the result of favorable increases in the average prices for gas sales.

Oil sales for the three and six month periods ended June 30, 1997 were $498,000 and $1,113,000, respectively. This was a 17% and 4% decrease in oil sales compared to the same periods in 1996. Total oil barrels sold for the second quarter of 1997 was 29,800, a 7% decrease compared to 31,800 barrels of oil sales in the same period last year. For the six months ended June 30, 1997 sales volumes were 60,800 barrels, a 5% decrease over the 63,900 barrels reported for the same period of 1996. These modest sales volume declines were primarily the result of natural production declines. The average price received for oil during the second quarter of 1997 decreased 11% to $16.73 per barrel compared to the $18.85 average price for the same period in 1996. The average price for oil for the first six months of 1997 was $18.32 per barrel, an increase of 1% compared to the $18.09 average in 1996.

Gas sales for the quarter ended June 30, 1997 were $378,000, a decrease of 16% compared to the $451,000 reported for the second quarter of 1996. Gas sales for the six months ended June 30, 1997 were $968,000, an increase of 12% compared to the $866,000 reported for the same period in 1996. The average sale price the Company received for gas sold during its second quarter and first six months of 1997 was $1.87 and $2.30 per Mcf, respectively. This was a 9% decrease and a 13% increase in gas prices compared to 1996 average gas prices of $2.05 and $2.04, respectively. The Company sold 202,500 Mcf and 420,300 Mcf of gas during the three and six months ended June 30, 1997, an 8% and 1% increase compared to 219,600 and 424,100 Mcf for the respective periods in 1996.

Interest and other income for the three and six months ended June 30, 1997 was $39,000 and $54,000, respectively, and $5,000 and
$23,000 during the same respective periods in 1996. In May 1997 the Company sold its drilling rig for $224,000 which resulted in a gain for the sale of property, plant and equipment of $24, 000.

Expenses. Total expenses for the second quarter and first six months of 1997 were $1,213,000 and $2,505,000, an increase of 4% and 11% compared to $1,170,000 and $2,254,000 reported for the same periods last year. Operating expenses were $381,000 for the second quarter of 1997 and $778,000 for the six months ended June 30, 1997, a 3% and 14% increase compared to the 1996 periods. Start-up costs incurred in reopening the Company's Gypsy Highview Gas Plant in part resulted in an increase of operating expense during the first six months of 1997. Production taxes for the three and six months ended June 30, 1997 were $59,000 and $132,000, respectively a decrease of 2% and an increase of 14% compared to the 1996 periods. The reduction for the quarter was due to a reduction in sales for the quarter. The increase in production tax expenses for the six months ended June 30, 1997 were mostly the result of increases in oil and gas sales. Also, during the 1997 six month period ad valorem and property taxes were higher than anticipated. Depletion and depreciation expenses increased 6% to $354,000 for the second quarter of 1997 and 11% to $721,000 for the first six months of 1997 compared to the same periods in 1996, which is primarily due to the increase in product sales volumes and marginally due to an increase in depletion rates.



               MSR Exploration Ltd. and Subsidiaries

  ITEM 2.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)
Three and Six Months Ended June 30, 1997, compared to Three and Six
                    Months Ended June 30, 1996.

General and administrative expenses for the three and six months ended June 30, 1997 increased 5% to $236,000 and 14% to $509,000, respectively, compared to amounts reported for the like periods in 1996. The 1997 general and administrative expenses increases were principally due to increases in accounting, legal and engineering fees, some of which relate to the prospective merger. Interest expense for the second quarter of 1997 was $183,000 a 2% increase over $180,000 for the same quarter in 1996. Interest expense for the first six months of 1997 was $365,000, a 1% increase compared to the $360,000 in 1996.

Net Income (Loss). The Company's results of operations for the quarter ended June 30, 1997 was a net loss of $197,000 as compared to a net loss of $62,000 for the same period in 1996. The results for the six month period ended June 30, 1997 was a net loss of $244,000 as compared to a net loss of $138,000 reported in the 1996 period. The 1997 results declined partly due to the start-up of the Company's Gypsy Highview gas plant and costs relating to the prospective merger.


Liquidity and Capital Resources - June 30, 1997 vs. December 31, 1996. The Company's liquidity position at June 30, 1997 shows a current ratio of 0.7 to 1 with a working capital deficit of approximately $478,000. This compares to a current ratio of 0.91 to 1, with current liabilities exceeding current assets by $137,000 at December 31, 1996. To bolster the Company's liquidity position it is in the process of restructuring its long-term debt. This is in conjunction with the Company's prospective merger with Mercury Montana, Inc. which should in the long-term provide a positive impact on working capital. Until the merger has been completed and the debt restructured, for the short-term, the Company's working capital position will remain approximately the same.

Cash from operating activities for the first six months of 1997 was $576,000 compared to $162,000 from operating activity in the same period in 1996. The increase in cash flow was primarily the result of better product prices.

For investing activities, the Company used $185,000 for the six months ended June 30, 1997 compared to $714,000 used in 1996. For the 1997 period the Company incurred capital expenditures of $318,000, which $222,000 was for reconditioning and overhauling the Gypsy Highview Gas Plant and approximately $182,000 on merger costs. In May 1997 the Company sold its only drilling rig for $224,000. During the 1996 period the Company purchased an additional 21% working interest in the Cinco Ltd.#1 well in Southeast Texas, bringing its total interest to 74%. The Company ran an additional 6 miles of gathering line to six gas wells and drilled and completed three gas wells in Montana.

Net cash used for financing activities was $363,000 for the first six months of 1997 compared to $435,000 from financing activities for the same period in 1996. All funds used in the 1997 period was to reduce long term debt. The 1996 bank loan proceeds and the issuance of 100,000 shares of the Company's common stock, valued at $1.00 per share, were used primarily to acquire property and equipment.


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




               MSR Exploration Ltd. and Subsidiaries

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1997

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