Form 10QSB
period 1997-09-30
MSR EXPLORATION LTD
filed 1997-11-14
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM  10-QSB


                           (Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
            For the Quarter ended September 30, 1997

                               OR
[    ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
                  SECURITY EXCHANGE ACT OF 1934
       For the transition period from ....................
                     to.....................

                   Commission File No. 1-8523

                      MSR  Exploration Ltd.
     (Exact name of Registrant as specified in its charter)

              Delaware                  75-2695071
  (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)     Identification No.)

       500 Main Street, Suite 210, Fort Worth, Texas 76102
        (Address of principal executive offices)(Zip Code)

 Registrant's telephone number, including area code:  (817) 877- 3151



Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Exchange Act during the  past
12 months and (2) has been subject to such filing requirement for
the past 90 days.  Yes   X    No __


  Common Shares outstanding at September 30, 1997:  13,777,014

Transitional Small Business Disclosure Format:  Yes      or No  X



             MSR Exploration Ltd. and Subsidiaries

                       Explanatory Note

      This report is filed by MSR Exploration Ltd., formerly known as Mercury Montana, Inc. (the "Company"). The Company has succeeded to the reporting obligations of its predecessor, also known as MSR Exploration Ltd. ("old MSR"), pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, and files this report with the Securities and Exchange Commission, and will continue filing reports with the Commission, using the commission File No. (1-8523) of its predecessor, old MSR. The merger that resulted in the Company becoming the successor to old MSR became effective on October 31, 1997, subsequent to the last day of the period covered by this report. Consequently, the information in this report, unless indicated otherwise, relates primarily to old MSR. See "Part I -- Item 1, Financial Statements, Note 2" and "Part II -- Item 2, Changes in Securities" of this report.








INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of
   MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas

We have reviewed the accompanying consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 7, 1997





PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements
MSR Exploration Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
In thousands

                                       September 30,December 31,
                                           1997        1996
ASSETS                                 (unaudited)

 Cash and cash equivalents                    $120        $313
 Accounts receivable                           731         937
 Inventories                                   191         195
 Prepaid expenses                               44          15
     Total current assets                    1,086       1,460

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                              27,937      28,786

OTHER ASSETS                                   627         470
                                           $29,650     $30,716


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt             $89        $707
 Accounts payable                              359         277
 Accrued liabilities                           522         613
     Total current liabilities                 970       1,597

LONG-TERM DEBT                               5,984       5,930

DEFERRED INCOME TAXES                        3,638       3,833

STOCKHOLDERS' EQUITY
 Common stock, without par value
    Authorized 20,000,000 shares, issued and
    outstanding 13,777,014 in 1997 and      17,861      17,861
 Less notes receivable arising from
    the issuance of common stock                 0         (95)
 Foreign currency translation adjustmen       (125)       (109)
 Retained earnings                           1,322       1,699
                                            19,058      19,356
                                           $29,650     $30,716


See Condensed Notes to Consolidated Financial Statements



MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
In thousands, except for per share data


                                           Three Months Ended
                                           Ended September 30,
                                              1997        1996

REVENUE
  Oil sales                                    $390        $599
  Gas sales                                     514         483
  Interest and other income                      14           0
     Total revenues                             918       1,082


EXPENSES
  Operating expenses                            336         376
  Production taxes                               57          69
  Depletion and depreciation                    334         329
  General and administrative                    212         271
  Interest                                      180         187
     Total expenses                           1,119       1,232

Loss before income taxes                       (201)       (150)

Income tax benefit                               68          51
Net (loss)                                    ($133)       ($99)


Per share net (loss)                         ($0.01)     ($0.01)

The weighted average number of shares
  outstanding for the periods                13,777      13,768


See Condensed Notes to Consolidated Financial Statements












MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
In thousands, except for per share data


                                           Nine Months Ended
                                           Ended September 30,
                                              1997        1996

REVENUES
  Oil sales                                  $1,503      $1,755
  Gas sales                                   1,482       1,349
  Interest and other income                      68          23
     Total revenues                           3,053       3,127


EXPENSES
  Operating expenses                          1,114       1,058
  Production taxes                              189         185
  Depletion and depreciation                  1,055         979
  General and administrative                    721         717
  Interest                                      545         547
     Total expenses                           3,624       3,486

Loss before income taxes                       (571)       (359)

Income tax benefit                              194         122
Net (loss)                                    ($377)      ($237)


Per share net (loss)                         ($0.03)     ($0.02)

The weighted average number of shares
  outstanding for the periods                13,777      13,812


See Condensed Notes to Consolidated Financial Statements












              MSR Exploration Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Nine Months Ended September 30, 1997 and 1996
                           (Unaudited)

Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of the Company, the Consolidated Financial Statements of old MSR contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the old MSR as of September 30, 1997, and the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto of old MSR included in the Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.


Note 2.  SUBSEQUENT EVENT - BUSINESS COMBINATION.

On March 26, 1997 old MSR, entered into an agreement with the Company, then known as Mercury Montana, Inc. and its majority shareholder at that time, Mercury Exploration Company, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of old MSR by way of a merger of the Company and old MSR. The Company is the Surviving Corporation in the merger and changed its name to MSR Exploration Ltd. after the merger was effective. The merger will be accounted for under the purchase method of accounting.

At a combined Annual General and Special Meeting of Shareholders of the old MSR held on October 30, 1997, the shareholders elected directors and approved the domestication or continuance, of old MSR from Alberta, Canada to Delaware, USA. The domestication of old MSR into Delaware was required for the merger to become effective. The merger was subsequently approved on October 31, 1997, by written consent of the stockholders of old MSR.

As part of the merger, the Company issued to old MSR shareholders one share of common stock of the Company for each of the 13,777,014 outstanding shares of old MSR common stock. Each of the 12,000,000 shares of common stock of the Company outstanding prior to the merger remained outstanding. The combined total number of outstanding shares is 25,777,014. All such shares are listed for trading on the American Stock Exchange. In addition, the Company paid $4 million of Mercury Exploration Company bank debt. Outstanding warrants to purchase 5.5 million shares of common stock of the Company at $1.25 per share, and 5.5 million shares at $2.00 per share also remained outstanding after the merger, as did Company stock options to purchase an aggregate of 228,570 shares of Company common stock at $0.875 per share granted in lieu of salaries. An outstanding warrant to purchase 280,000 shares of common stock of the old MSR at $3.375 per share was converted to an equivalent right to acquire shares of the Company.

Prior to the merger, the Company had over 75 producing wells with proven reserves of more than 5 million barrels of oil, as well as rights and obligations under an agreement with a utility company in Montana related to 304,000 acres of largely undeveloped oil and gas properties centered over the Cut Bank Field complex in northwestern Montana. In the subject area, the Company held 100% of the oil rights and also the rights to 30% of the revenue interest pertaining to liquids produced from gas wells. Through the end of this calendar year all the Montana oil and gas properties the Company held prior to the merger, are subject to a forward sale of production. Consequently, cash flow from those properties will begin accruing to the Company on January 1, 1998.

The Company, as a result of the business combination effected by the merger, has proved oil reserves and daily production rates approximately twice the old MSR levels.



              MSR Exploration Ltd. and Subsidiaries
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                           (continued)
          Nine Months Ended September 30, 1997 and 1996

Three members of old MSR's Board of Directors, Otto J. Buis, Patrick M. Montalban and Steven M. Morris, together with two independent directors, D. Randall Kent and W. Yandell Rogers, III, were elected to the Board of Directors of old MSR at the October 30, 1997 meeting. With the completion of the merger, Messrs. Buis, Montalban, Morris, Kent and Rogers have become directors of the Company joined by Frank Darden, Thomas F. Darden and Glenn M. Darden, the directors of the Company prior to the merger and also directors of Mercury Exploration Company.

On  October  31, 1997 the Company closed a five year  $25,000,000
Revolving Credit Facility with a bank. (See Note 3.).

PRO FORMA CONDENSED BALANCE SHEET OF THE SURVIVING CORPORATION

The following pro forma condensed balance sheet at September 30, 1997 is presented as if the merger had been consummated on that date. Pro forma statements of operations for the three and nine months ended September 30, 1997 have been excluded because such statements would not have been materially different from the
statements  of  operations presented for old MSR.   Most  of  the
Company's revenue and expenses for 1997, that are not attributable to revenue and expenses of old MSR, are subject to a prior forward sale and would be excluded from the pro forma statements of operations. Oil revenues and direct operating expenses subject to the forward sale were approximately $1,666,000 and $1,101,000 respectively, for the nine months ended September 30, 1997. Revenues and expenses associated with the forward sale will begin to accrue to the Company on January 1,1998.


MSR Exploration Ltd. and Subsidiaries
Unaudited Pro Forma Condensed Consolidated Balance Sheet
September 30, 1997
(In thousands)

                                                Mercury
                                        Old MSR Montana,         Company
ASSETS                                  Historic  Inc.  Adjust.  Pro Forma

CURRENT ASSETS                           $1,086    $128            $1,214
PROPERTIES, PLANT AND EQUIPMENT - NET    27,937   4,436 $(9,644)   22,729
          ("full cost")
OTHER ASSETS                                627      50    (200)      477
                                        $29,650   $4614 $(9,844)  $24,420

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                        $970                      $970
LONG-TERM DEBT                            5,984  $4,180    $265    10,429
DEFERRED INCOME TAXES                     3,638          (3,638)        0
STOCKHOLDERS' EQUITY                     19,058     434  (6,471)   13,021
                                        $29,650  $4,614 $(9,844)  $24,420


Pro Forma Adjustments - The condensed balance sheet reflects adjustments for the market value of the acquired company, old
MSR, including the elimination of the acquired company's equity accounts.






              MSR Exploration Ltd. and Subsidiaries
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                           (continued)
          Nine Months Ended September 30, 1997 and 1996

Note  3.  NOTE PAYABLE AND LONG-TERM DEBT.
                               September  30,         December 31,
                                      1997              1996
                                    (Unaudited)
The notes payable and long-term debt consists of :

Prime rate plus 1.0% note payable to
Banque Paribas (9.5% at September 30, 1997)
                                  $ 5,900,000         $ 6,400,000

Various pre-petition claims at interest rates ranging
from 6% to 10%, due in monthly, quarterly and annual
installments.                         173,000             237,000
                                    6,073,000           6,637,000

    Less current maturities          ( 89,000)           (707,000)

                                  $ 5,984,000          $5,930,000

During the first quarter of 1995, the old MSR entered into a revolving credit/term loan agreement with a bank. The agreement allowed old MSR to borrow up to $15,000,000 under a revolving credit arrangement for a two year period. On August 15, 1996 the loan limit was set at $6,500,000 and on January 1, 1997 the commitment was to be reduced by monthly payments at a rate of $60,000 for 1997, $65,000 for 1998, $75,000 for 1999, $70,000 for
2000 and $60,000 for 2001. The old MSR could designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 2.5%, or bank prime plus 1%. The collateral for this loan agreement consisted of substantially all of the existing assets of old MSR and any future reserves acquired. The loan agreement contained certain restrictive covenants which, among other things, required the maintenance of a minimum current ratio, net worth and debt service ratio. As of September 30, 1997 the old MSR was in compliance with all such requirements. This revolving credit facility was restructured on October 31, 1997.

On October 31, 1997 the Company restructured the old MSR revolving credit facility and entered in to a new credit agreement with a bank. The closing of the loan was subject to the successful completion of the Company's merger with old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years. The Company can designate the interest rate on amounts outstanding as either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants which, among other things, require the maintenance of a minimum current ratio, net worth and debt service ratio.


Note 4.  NEW ACCOUNTING STANDARDS.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") which establishes new standards for computing and presenting EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been effective the first nine months of 1997 and in 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.


              MSR Exploration Ltd. and Subsidiaries
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                           (continued)
          Nine Months Ended September 30, 1997 and 1996

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Foreign currency translation is the only component which maybe effected by this pronouncement. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

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



              MSR Exploration Ltd. and Subsidiaries

ITEM 2.        Management's Discussion and Analysis of Financial
Condition and Results of Operations.
Three and Nine Months Ended September 30, 1997, compared to Three and Nine Months Ended September 30, 1996.

Forward Looking Information. Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in statements made or to be made by the Company) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results of changes thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "estimate", "expect", "predict", "anticipate", "goal", "should", "assume", "believe", or other words that convey the uncertainty of future events or outcomes.


The  following discussion relates only to the operations  of  old
MSR.


Revenue.   The  total revenue for old MSR's third  quarter  ended
September 30, 1997 was $918,000, a 15% decrease compared to $1,082,000 reported for the third quarter of 1996. The total revenue for the nine months ended September 30, 1997 was $3,053,000, a 2% decrease compared to $3,127,000 for the first nine months of 1996. The decreases in revenues were the result of lower crude oil prices and a reduction in oil sales volumes due to normal production declines.

Oil sales for the three and nine months ended September 30, 1997 were $390,000 and $1,503,000, respectively. This was a 35% and 14% decrease in oil sales compared to the same periods in 1996. Total barrels of oil sold for the third quarter of 1997 was 23,400, a 24% decrease compared to the 30,800 barrels of oil sold in the same period last year. Lower sales volumes was the result of normal production declines and higher amounts of unsold crude oil held in inventory. For the nine months ended September 30, 1997, oil sales volumes were 84,100 barrels, an 11% decrease compared to 94,700 barrels reported in 1996. The average price per barrel old MSR received for oil during the three months ended September 30, 1997 decreased 14% to $16.70, compared to $19.47 for the same period last year. The average price per barrel old MSR received for the first nine months of 1997 was $17.87, a decrease of 4% compared to $18.53 per barrel in 1996.

Gas sales for the three months ended September 30, 1997 were $514,000, a 6% increase compared to $483,000 for the same period in 1996. Gas sales for the nine months ended September 30, 1997 were $1,482,000, an increase of 10% compared to the $1,349,000 reported in 1996. The average sale price old MSR received for gas sold during its third quarter and first nine months of 1997 was $2.37 and $2.33 per Mcf, respectively. These were 9% and 11% increases in average gas prices compared to 1996 average gas prices of $2.18 and $2.09 per Mcf, respectively. Old MSR sold 214,000 Mcf and 637,000 Mcf of natural gas during the three and nine months ended September 30, 1997. This was a 2% and 1% decrease compared to 221,000 Mcf and 646,000 Mcf for the respective periods in 1996.

Interest and other income for the three and nine months ended September 30, 1997 was $14,000 and $68,000 respectively, and $0 and $23,000 during the same respective periods in 1996. In May 1997 old MSR sold its only drilling rig for $224,000, which resulted in a gain from the sale of property, plant and equipment of $24,000.



              MSR Exploration Ltd. and Subsidiaries

ITEM 2.        Management's Discussion and Analysis of Financial
Condition and Results of Operations. (continued)
Three and Nine Months Ended September 30, 1997, compared to Three and Nine Months Ended September 30, 1996.


Expenses. Total expenses for the three months and nine months ended September 30, 1997 were $1,119,000 and $3,624,000, a decrease of 9% and an increase of 4% compared to $1,232,000 and $3,486,000 reported for the same periods last year. Operating expenses were $336,000 for the third quarter and $1,114,000 for the nine months ended September 30, 1997, a 10% decrease and a 5% increase, respectively, compared to the 1996 periods. Production taxes for the three and nine months ended September 30, 1997 were $57,000 and $189,000 respectively, a decrease of 17% and an increase of 2% compared to the 1996 periods. Depletion and depreciation expenses increased 2% to $334,000 for the third quarter of 1997 and 8% to $1,055,000 for the first nine months of 1997 compared to $329,000 and $979,000 respectively, reported during the same periods in 1996. These increases were primarily due to increases in estimated depletion rates. General and administrative expenses for the third quarter of 1997 were $212,000 a 22% decrease compared to $271,000 reported in 1996. General and administrative expenses for the nine months ended September 30, 1997 were $721,000, an increase of less than 1% compared to $717,000 for the same period last year.

Interest expense for the three and nine months ended September 30, 1997 was $180,000 and $545,000 respectively, a 4% and a less than 1% decrease when compared to the $187,000 and $547,000 reported for the same respective periods last year. The decreases were due to a reduction in long-term debt.


Net Income (Loss). Old MSR operations for the quarter ended September 30, 1997 resulted in a net loss of $133,000 ($0.01 per share) as compared to a net loss of $99,000 ($0.01 per share) for the same period in 1996. Operations for the nine months ended September 30, 1997 resulted in a net loss of $377,000 ($0.03 per share) as compared to a net loss of $237,000 ($0.02 per share) reported in the 1996 period.


Liquidity and Capital Resources - September 30, 1997 vs. December 31, 1996. Old MSR's liquidity position at September 30, 1997 showed a current ratio of 1.12 to 1 with working capital of approximately $116,000. This compares to a December 31, 1996 current ratio of 0.91 to 1 and working capital deficit of approximately $214,000. To bolster the Company's liquidity position it has restructured its long-term debt in conjunction with the Company's merger with old MSR. The restructured revolving credit facility should in the long-term provide a positive impact on working capital.

Cash generated from operating activities for the first nine months of 1997 was $658,000, a 27% increase compared to $519,000 from operating activities in the same period in 1996.

For investing activities, old MSR used $287,000 for the nine months ended September 30, 1997 compared to $842,000 used in 1996. During the 1997 period old MSR incurred capital expenditures of $606,000, of which $222,000 was for reconditioning and overhauling the Gypsy Highview Gas Plant and approximately $193,000 on merger costs. In May 1997 old MSR sold its only drilling rig for $224,000. In the 1996 period old MSR purchased an additional 21% working interest in the Cinco Ltd.#1 well in Southeast Texas, bringing its total interest to 74%. Old MSR also ran an additional 6 miles of gathering line to six gas wells and drilled and completed three gas wells in Montana.

Net cash used for financing activities was $564,000 for the first nine months of 1997 compared to $315,000 from financing activities for the same period in 1996. All funds used in the 1997 period was to reduce long term debt. The 1996 bank loan proceeds of $400,000 were used to purchase property, plant and equipment.

Noncash transaction - During 1996 old MSR issued 100,000 shares of its common stock, valued at $1.00 per share, as part of the purchase of the additional 21% working interest in the Cinco
Ltd.#1 well.






              MSR Exploration Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:

As a result of the merger of old MSR with and into the Company on October 31, 1997 pursuant to the terms of the Agreement and Plan of Merger, dated as of March 26, 1997, as amended (the "Merger Agreement"), among old MSR, the Company and Mercury Exploration Company, each outstanding share of common stock, no par value per share, of old MSR ("MSR Common Stock") outstanding immediately prior to the effective time of the Merger, was converted into the right to receive one share of common stock, par value $0.01 per share, of the Company. In accordance with Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has succeeded to the obligations of old MSR under the Exchange Act and will continue to file reports with the Securities and Exchange Commission using the Commission File Number (No. 1-8523) utilized by its predecessor. In connection with the Merger, the Company changed its name from Mercury Montana, Inc. to MSR Exploration Ltd.


ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

Old MSR held an Annual General and Special Shareholders Meeting on October 30, 1997 at 10:00 a.m. local time. At the Meeting, shareholders (1) elected five (5) directors and (2) approved the continuance or domestication of the old MSR from Alberta, Canada to Delaware, USA. After the continuance the shareholders approved the Merger of old MSR with Mercury Montana, Inc. by written proxy consent. Below are results of the voting.

                                  Shares For   Shares Against  Abstentions
Director Otto J. Buis              11,149,748      125,882
Director Patrick M. Montalban      10,588,471      687,159
Director Steven M. Morris          11,149,478      126,152
Director D. Randall Kent           10,876,648      398,982
Director W. Yandell Rogers, III    10,875,348      400,282
Continuance to Delaware             8,368,804      132,130       17,518
Consent to Merge                    9,193,286                   212,917


ITEM 5.  Other Information:  None


              MSR Exploration Ltd. and Subsidiaries

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)  Exhibits

Exhibit
Number         Description

2.1*      Agreement and Plan of Merger dated March 26, 1997 among
          MSR Exploration Ltd.,
          Mercury Montana, Inc. and Mercury Exploration Company as amended by Amendment
          No. 1 to Agreement and Plan of Merger dated as of June 17, 1997 and Amendment No. 2 to Agreement and Plan of Merger dated as of September 11, 1997.

2.2       Credit  Agreement dated October  31,  1997  among  MSR
          Exploration Ltd. as Borrower, The Bank
          Named therein and Banque Paribas, as Agent relating to a $25,000,000 Revolving Credit Facility.

10.1*           Form of Management Agreement entered into between
          MSR Exploration Ltd and Mercury Exploration Company.

10.2*          1997 Stock Option Plan of Mercury Montana, Inc.

10.3*          Employment Agreement between MSR Exploration  Ltd.
          and Patrick M. Montalban.

10.4*          Wells Agreement

10.5*            Purchase  and  Sale  Agreement  between  Mercury
          Exploration Company and Supply Development Group, Inc.

10.6*           Production and Delivery Agreement between Mercury
          Exploration Company and MCNIC Oil
          and Gas f/k/a Supply Development Group, Inc.

10.7*           Conveyance of Production Payment  Agreement  from
          Mercury Exploration Company to MCNIC Oil and Gas f/k/a Supply Development Group, Inc.

27.       Financial Data Schedule
_____________
* Filed as an exhibit to the Registration Statement of old MSR on Form S-4 (333-29769) and as an exhibit to Mercury Montana, Inc.'s Registration Statement on Form S-4 (333-29783), and incorporated herein by reference.


(b)  Reports on Form 8-K:

On November 12, 1997 the Company filed a Form 8-K - Current Report dated October 31, 1997 which announced the Continuance of old MSR from Alberta, Canada to Delaware effective October 30, 1997 and the merger of old MSR with and into Mercury Montana, Inc., the Surviving Corporation. Mercury Montana, Inc. changed its name to MSR Exploration Ltd.



              MSR Exploration Ltd. and Subsidiaries

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997

                         MSR Exploration Ltd.


                         By:   /s/ Otto J. Buis
                              Otto J. Buis, Chairman of the Board
                              President and Chief Executive Officer




                         By:   /s/ Howard N. Boals
                              Howard N. Boals, Vice President of Finance
                              and Chief Accounting Officer



INDEX TO EXHIBITS

Exhibit
Number         Description

2.1* Agreement and Plan of Merger dated March 26, 1997 among MSR Exploration Ltd.,
          Mercury Montana, Inc. and Mercury Exploration Company as amended by Amendment
          No. 1 to Agreement and Plan of Merger dated as of June 17, 1997 and Amendment No. 2 to Agreement and Plan of Merger dated as of September 11, 1997.

2.2       Credit  Agreement dated October  31,  1997  among  MSR
          Exploration Ltd. as Borrower, The Bank
          Named therein and Banque Paribas, as Agent relating to a $25,000,000 Revolving Credit Facility.

10.1*           Form of Management Agreement entered into between
          the Registrant and Mercury Exploration Company.

10.2*          1997 Stock Option Plan of Mercury Montana, Inc.

10.3*           Employment Agreement between MSR Exploration  Ltd
          and Patrick M. Montalban.

10.4*          Wells Agreement

10.5*            Purchase  and  Sale  Agreement  between  Mercury
          Exploration Company and Supply Development Group, Inc.

10.6*           Production and Delivery Agreement between Mercury
          Exploration Company and MCNIC Oil
          and Gas f/k/a Supply Development Group, Inc.

10.7*           Conveyance of Production Payment  Agreement  from
          Mercury Exploration Company to MCNIC Oil and Gas f/k/a Supply Development Group, Inc.

27.       Financial Data Schedule
_____________
* Filed as an exhibit to the Registration Statement of old MSR on Form S-4 (333-29769) and as an exhibit to Mercury Montana, Inc.'s Registration Statement on Form S-4 (333-29783), and incorporated herein by reference.