Form 10KSB
period 1997-12-31
MSR EXPLORATION LTD
filed 1998-03-30
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM  10-KSB

                           (Mark One)
     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

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

   New Address:
   612 Eighth Avenue,  Fort Worth, Texas 76104
   Prior Address:
   500 Main Street,  Fort Worth, Texas 76102
        (Address of principal executive offices)(Zip Code)

 Registrant's telephone number, including area code:
                 (817) 877-3151

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                             Name of each exchange
    Title of each class                        on which registered
      Common  Shares,                           United State
    $0.01 par value                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Registrant (1) has filed on time all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months and (2) has been subject to such filing requirement for the past 90 days.

The Registrant's revenues for the period from Inception, March 7, 1997, to December 31, 1997 were $854,000

The aggregate market value of the Common Shares held by nonaffiliates (approximately 10,103,000 shares) of the Registrant as of March 16, 1998, was approximately $10,103,000. As of March 16, 1998, there were 25,777,014 shares of the registrant's Common Stock outstanding.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Old MSR did not filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court because there was no distribution of securities under a confirmed plan.

           DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:  Yes      or No  X

2

                           PART I


ITEM 1.   DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

MSR Exploration Ltd., previously Mercury Montana, Inc. (the "Company") was organized on March 7, 1997 under the laws of the State of Delaware for the purpose of acquiring from Mercury Exploration Company, a Texas corporation, ("Mercury"), and thereafter exploring, developing, and operating, all of Mercury's oil and natural gas properties located in Montana (the "Mercury Properties"). Upon formation of the Company, Mercury and certain of its directors, officers and agents conveyed the Mercury Properties to the Company in exchange for shares of the Company's common stock and common stock warrants.

On October 31, 1997, the Company completed a merger (the "Merger") with MSR Exploration Ltd., formerly an Alberta, Canada corporation ("Old MSR"). The Merger combined all the assets of the Company and Old MSR and was accounted for under the purchase method of accounting. The Company was the surviving corporation in the Merger and changed its name to MSR Exploration Ltd.

As a result of the Merger, pursuant to the terms of the Agreement and Plan of Merger, dated March 26, 1997, as amended, among Old MSR, the Company and Mercury Exploration Company, each outstanding share of common stock, no par value per share, of Old MSR outstanding immediately prior to the effective time of the merger was converted into the right to receive one share of common stock, par value $0.01 per share, of the Company. In accordance with Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has succeeded to the obligations of Old MSR under the Exchange Act and will continue to file reports with the Securities and Exchange Commission using the Commission File Number (No. 1-8523) utilized by its predecessor.

On February 7, 1992, Old MSR voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On September 12, 1992, Old MSR filed a plan of reorganization with the Bankruptcy Court, which was subsequently amended to reflect agreements between Old MSR and its creditors. On March 2, 1993, Old MSR's plan of reorganization was approved by the Bankruptcy Court.

The Company's corporate offices are located at 612 Eighth Avenue in Fort Worth, Texas 76104. The telephone number is (817) 877-3151. Unless the context requires otherwise, all references herein to "MSR," "New MSR" or the "Company" are to MSR Exploration Ltd., post Merger, and its subsidiaries.

BUSINESS COMBINATION

At a combined Annual General and Special Meeting of Shareholders of Old MSR held on October 30, 1997, the shareholders elected directors and approved the domestication or continuance of Old MSR from Alberta, Canada, to Delaware, USA. The domestication of Old MSR into Delaware was required for the Merger to become effective. The Merger was subsequently approved on October 31, 1997, by written consent of the stockholders of Old MSR.

As part of the Merger, the Company issued to Old MSR shareholders one share of common stock of the Company for each of the 13,777,014 outstanding shares of Old MSR common stock. Each of the 12,000,000 shares of common stock of the Company outstanding prior to the Merger remained outstanding. The combined total number of outstanding shares of the Company's common stock became 25,777,014. All such shares are listed for trading on the American Stock Exchange. In addition, warrants to purchase 5.5 million shares of common stock of the Company at $1.25 per share, and 5.5 million shares at $2.00 per share also remained outstanding after the Merger, as did Company stock options to purchase an aggregate of 228,570 shares of Company common stock at $0.875 per share granted in lieu of salaries. An outstanding warrant to purchase 280,000 shares of common stock of Old MSR at $3.375 per share was converted to an equivalent right to acquire shares of the Company.

Three members of Old MSR's Board of Directors, Otto J. Buis, Patrick M. Montalban and Steven M. Morris, together with two independent directors, D. Randall Kent and W. Yandell Rogers, III, were elected to the Board of Directors of Old MSR at its October 30, 1997, meeting. With the completion of the Merger, Messrs. Buis, Montalban, Morris, Kent and Rogers became directors of the Company, joined by Frank Darden, Thomas F. Darden and Glenn M. Darden, directors of the Company prior to the Merger and also directors of Mercury.

On October 31, 1997, the Company restructured Old MSR's revolving credit facility and entered into a new credit agreement with a bank. The closing of the new loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement provides for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years. The Company immediately utilized the new credit facility to repay $4.0 million of debt owed by Mercury to Nations Bank. Such debt was due and payable by Mercury on December 31, 2002. The debt was secured by a lien on the Mercury Properties, which were taken by the Company subject to such lien.

The Company's principal line of business is the exploration, development, production and sale of crude oil and natural gas. The Company's oil and gas properties are primarily in Montana and Texas. All of the Company's interests in the United States are operated and managed by Mercury. The Company and Mercury entered into a management agreement upon effectiveness of the Merger.
Pursuant to the agreement, Mercury will manage the ongoing operations of the Company's various oil and gas properties and gas gathering and compression facilities located in Montana and Texas. The Company is required to reimburse Mercury for its costs and expenses incurred in connection with managing such operations and, in addition, pay to Mercury a management fee equal to 10 percent of such costs and expenses. The Company also must indemnify Mercury and its officers, directors, shareholders, employees and agents against losses incurred in connection with the performance of the management agreement, except to the extent that such losses arise as a result of the gross negligence or intentional misconduct of such indemnified parties. The term of the management agreement is two years from the effective date of the Merger and continues thereafter for successive one-year terms. Unless terminated by either party to the agreement, at the end of the initial term or any successive one-year term upon 30-day advance notice.


BUSINESS OF THE COMPANY

General. The business purpose of the Company is to engage in the acquisition, exploration, production and sale of crude oil, condensate and natural gas and the gathering, processing and transmission of natural gas.

The  Company pursues its business through the acquisition of  oil and gas mineral leases, gas gathering systems and producing oil and gas properties. Based upon each specific mineral lease situation as well as geological and engineering interpretations, the Company either develops its inventory of leases through the drilling of oil and/or gas wells or redrills or recompletes existing wells located on such leases for the recovery of oil and/or gas reserves located thereon. The Company currently has an interest in oil and gas mineral leases, gas gathering pipeline systems and wells producing hydrocarbons that are located principally in the states of Montana and Texas. The Company evaluates other opportunities for the development of oil and gas reserves and related assets as they become available and, given the right circumstances, may become involved in these activities in areas other than those in which it is currently involved.

The Company has entered into an agreement with Mercury to act as "operator" of the Company's oil and gas properties primarily in Montana and Texas. In this capacity, Mercury is responsible for the daily activities of producing oil and/or gas from individual wells and leases located within those states. Mercury's functions are focused primarily towards management of the properties to maximize profitability and supervision of its field employees. Additionally, for some wells, Mercury contracts with individuals doing business within the proximity of the wells, more commonly referred to as "pumpers," for performing the various tasks that are required to maintain the production of oil and/or gas from the wells. The Company is not a user or refiner of the oil and/or gas produced, except as it may relate to the operation of wells that may produce gas. Once extracted from the ground, the Company either connects the production to a pipeline gathering system, in the case of gas, or stores the crude oil in storage tanks located in proximity of the producing field, for collection by an oil purchaser. The properties that the Company owns are located in areas which are typically serviced by more than one crude oil purchaser, and a gas pipeline gathering system is generally in proximity of the natural gas being produced.

The Company owns and holds working interests in over 425 producing oil and gas wells. The Company also holds or has acquired interests in properties that contain proved undeveloped reserves that require additional drilling, workovers, water flooding or other forms of enhancement to become productive. In addition to acquiring such properties, the Company has also engaged in exploration and development activities by drilling new wells on such properties during the past several years.

Acquisition of Additional Properties. The Company will continue to evaluate and select additional prospects and leases for acquisition and development which management considers appropriate for the purposes of the Company. Such prospects may be located anywhere in the United States. The principal purpose of the Company in such acquisitions will be to seek and acquire properties which presently are producing oil and/or gas and are generating sufficient revenues from such properties to provide the Company with the potential to significantly increase cash flow.

To the extent the Company continues seeking additional acquisitions of producing oil and gas properties, it competes with many other entities that seek to acquire similar assets. The operations and expenditures on behalf of the Company in seeking additional acquisitions are minor in relation to total operations conducted and in comparison to amounts expended by all entities operating within this industry. The total number and identity of producing oil and gas properties and proved developed leases acquired by the Company will depend upon, among other things, a combination of the total amount of capital available to the Company, the latest geological and geophysical data available, and the continuation of a sufficient supply of properties that may become available for purchase.

Because management is responsible for selecting additional acquisitions, it continually engages in a process of reviewing and analyzing prospects submitted by oil and gas operating companies, investment bankers, geologists, engineers and others within the energy industry. In some circumstances, prospects may, in addition to the usual royalty paid to the landowner, have the burden of an overriding royalty for the benefit of the entity or person submitting prospects to the Company. These royalty interests do not share in any expense of drilling, development, completion, operating and other costs incident to the production and sale of oil and gas. The Company seeks to acquire leasehold interests which will create the maximum revenue interest attributable to the working interest owners.

The   following   information  and  factors  are  considered   by
management in connection with each decision to acquire a Property for the Company:

1.The amount of uncommitted funds then available;
2.The   current   production  and  expected  future   cash   flow
  therefrom;
3.The  geologic  and geographic region in which the  property  is located; and
4.The nature and extent of geological and engineering data available concerning the property.

Oil and gas production, prospects and leases have been and will continue to be acquired by the Company from various industry sources, including, without limitation, landowners, lease brokers, operating companies, investment bankers and other persons or companies engaged in the business of acquiring and dealing in oil and gas properties. In that regard, leases that are purchased by the Company may be whole or fractional interests in oil and gas properties, and if fractional, a portion of the costs of development may be borne by the parties possessing the remaining fractional interests. The Company may also, from time to time, enter into joint ventures or farmout arrangements to acquire or develop properties.

Drilling Agreements and Operation of Wells. In addition to acquiring producing oil and gas properties, the Company may use its working capital and available line of credit for drilling and other development on the properties in which the Company has acquired interests, to the extent funds permit. The Company sub-contracts the drilling, redrilling or workover of wells for which it is designated the operator. When the Company is acting as the operator, it will typically enter into a drilling agreement with an independent drilling contractor. The Company either compensates the drilling contractor i) on a footage contract,
ii) on an hourly arrangement during the drilling, testing and completion phase of each well, or iii) by seeking a fixed price or turn-key agreement. The drilling contractor is typically allowed to utilize other selected independent contractors, each of which is experienced in providing drilling-related services in the area, to conduct certain activities on behalf of the Company.

The Company, through Mercury, manages all day-to-day operations of the Company's wells, leases and prospects for which it is the operator. While the Company may enter into agreements with other parties for specific services, such agreements will keep management functions within the control of the Company. The Company utilizes in-house technical personnel to provide geological, geophysical, engineering and other services and when necessary, retains these services on a contractual basis from within the industry. The Company, through or with assistance from Mercury, reviews and analyzes all prospects, drilling and logging data, engineering information and production data, and monitors all expenditures made on behalf of the Company by any third party engaged as a subcontractor.

The Company will determine from time to time that it is in its best interest to drill either exploratory or development wells on properties in which it has acquired an ownership interest. Management will have the responsibility to determine whether any well should, at any point, be abandoned. In the event that a well is lost at any depth, either vertically or horizontally, by reason of any accident or casualty, or if igneous rock or other impenetrable substances are encountered, or loss of circulation or other conditions render further drilling impractical by methods to be employed, the Company may elect to plug and abandon a well and cease operations on the prospect or to plug and abandon a well and commence drilling an additional well on the prospect.

Timing of Acquisitions/Operations. The Company is continually evaluating the acquisition of additional proved oil and gas properties and other oil and gas companies. Additionally, the Company may commence drilling on existing prospects, as it deems appropriate. The Company believes that it has available suitable prospects and leases for future development.

Gas Gathering, Processing and Transmission. The Company owns and operates gas-gathering pipeline systems and two gas plants located in northwest Montana. During the two months ended December 31, 1997, the Red River Plant sold 12,800 Mcf, which were approximately 5 percent of the Company's total gas sales. The Gypsy Highview Gas Plant and the Red River Gas Plant presently compress natural gas from Company leases. The Red
River Plant has a capacity of 8,000 Mcf per day and was delivering to the purchasers approximately 200 Mcf per day from 12 company wells. The Gypsy Highview Plant has a capacity of 8,000 Mcf per day and has been shut down since November 1997 due to lack of available gas production from area wells.

The Company has a five-year natural gas sales contract with Montana Power Company that expires on January 1, 2004. The agreement calls for an annual price predetermination in January of each year, with the 1998 base price set at $1.65 per Mcf. For the past two years, the purchaser has invoked its right not to take gas during the months of June, July and August. Therefore, the Company does not anticipate any sale from its gas plants during those months.

The  Company's  gas plants have been qualified and  permitted  to operate by Montana's Department of Environmental Quality. In addition, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for the sales of such productions. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling of interstate pipeline sales, transportation, storage and other components of the city-gate sales services which such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its gas-marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

Insurance. The Company maintains insurance coverage generally as follows:

1.Employer's liability insurance in certain states covering injury or death to any employee who may be outside the scope of the worker's compensation statute;
2.Commercial general liability insurance for bodily injury and property damage, including property damage by blowout and cratering, completed operations, and broad-form contractual liability with respect to any contract which the operator may enter into;
3.Automobile liability insurance covering owned, non-owned and hired automotive equipment;
4.Umbrella liability insurance; and
5 Operator's insurance covering the costs of controlling a blowout, and seepage and pollution liability, when deemed appropriate on certain properties.

The Company attempts to obtain such insurance in amounts management believes to be reasonable and standard. Such coverage will likely not fully protect the Company from any specific casualty or loss. There is no assurance such insurance will always be available to the Company or, if so, on terms the Company can afford.

The Company is subject to, and to the best of its knowledge and belief is currently in compliance with, all bonding requirements (such as those relating to plugging and abandonment) that are imposed by each of the states in which the properties for which the Company acts as operator are located.

Competition. The oil and gas industry is a highly competitive industry. Competitors include major oil companies, other independent oil and gas concerns and individual producers and operators, many of which have financing resources, staffs and facilities substantially greater than those of the Company. The principal means of competition for acquisition of properties are the amount and terms of the consideration offered. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for the Company to state accurately its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

Business Risks and Regulation. The Company's operations are affected in various degrees by political developments, federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry. They are all affected by the changes in such laws, by changing administrative regulations and by the interpretation and application of such rules and regulations.

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

Changing Oil and Natural Gas Prices and Markets -- The market for oil and natural gas produced by the Company depends on factors beyond the Company's control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

The Company's production revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, the Company's current borrowings under certain credit facilities, its borrowing capacity and its ability to obtain additional capital in the future are directly affected by oil and natural gas prices.

Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of the effect on oil and gas exploration, development and production operations. At present, substantially all of the
Company's U.S. production of crude oil, condensate and natural gas is in states having conservation laws and regulations. It is not anticipated that the Company will be required, in the near future, to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is able to control directly the operations of only those wells for which it or its agent act as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

Raw Materials. The Company's raw materials are its oil and gas reserves. Many operators are engaged in the exploration for oil and gas, and there is strong competition for desirable leases (See Item 2. "Description of Property" and Note 1 to the Consolidated Financial Statements Item 7, appearing elsewhere in this Form 10-KSB, for certain information concerning the Company's oil and gas properties, producing activities and proved reserves).

Working   Capital  Practices.   The  Company's  working   capital
practices are common to the industry, with crude oil and natural gas sold to purchasers under short-term payment arrangements.

Major Customers. From the Company's inception on March 7, 1997 to December 31, 1997, three customers: Rio Vista Energy, Ltd., Montana Power Company and J. N. Petroleum Marketing, Inc., accounted for approximately 42 percent, 22 percent and 11 percent respectively of total consolidated oil and gas sales.

The Company does not anticipate that the loss of any of its present purchasers would have a materially adverse effect on the Company's consolidated business and believes that, in the event of the loss of a present purchaser, other purchasers of oil and gas operating in the Company's areas would purchase the production at competitive prices.

Employees. At December 31, 1997, the Company had eight full-time employees, including officers.

Financial Information About Foreign and Domestic Operations and Export Sales. Since inception in March 1997, the Company has produced and sold oil and gas in the United States. At December 31, 1997, five wells were on production in Canada. For information regarding the Company's United States revenues, operating profits and assets see the Consolidated Financial Statements. Revenues and expenses from Canadian interests are considered immaterial.


ITEM 2.  DESCRIPTION OF PROPERTY

Montana Properties. The Company owns crude oil and natural gas producing properties in northwest Montana, near Cut Bank located in Glacier, Pondera and Teton Counties. Approximately 75 crude oil producing wells (the "Mercury Properties") were contributed to the Company by Mercury upon the Company's formation in March 1997. These wells were subject to a prior production payment, forward-sale agreement between Mercury and a third party covering a period from October 1996 through December 1997. The agreement was the obligation of Mercury, consequently the oil revenue and associated expenses from these properties belonged to Mercury through December 31, 1997, and started accruing to the Company on January 1, 1998.

The Mercury Properties also include the rights and obligations under an agreement with a utility company in Montana related to approximately 304,000 acres of largely undeveloped oil and gas properties centered over the Cut Bank Field complex in northwestern Montana. The Company holds 100 percent of the oil rights and the rights to 30 percent of the revenue interest pertaining to liquids produced from gas wells.

As a result of the Merger the Company became the owner of an interest in approximately 236 oil wells producing primarily from the Cut Bank formation to depths to 3,000 feet. The Company has an average of 99 percent of working interests in the area. The Company's net production during December 1997 averaged approximately 250 barrels of oil per day (BOPD). The Company's average daily production in January 1998, including the Mercury Properties, was approximately 700 BOPD.

The geologic complexity of Cut Bank Field has resulted in the inefficient development of the field and consequently a large amount of oil, which is potentially recoverable, remains in the rock. MSR is using modern technology in an attempt to accurately model these depositional complexities and identify bypassed oil reserves that could be recovered by developing the Cut Bank Field.

In late 1997, MSR shot a 3-D seismic survey over approximately nine square miles of the Cut Bank Field. This data is currently being evaluated using methods and techniques which will seismically image the sand deposits and integrate all available geologic and reservoir engineering data to create the most accurately detailed model possible. In 1998, MSR plans to drill three or four wells in the Cut Bank Field. These wells will be drilled once the seismic evaluation is completed and will allow
MSR to test and refine the model. If these techniques, which have been proven to identify undeveloped and bypassed reserves, are successful at Cut Bank, MSR could add significant reserves to the Cut Bank Field. During the fourth quarter of 1997, the Company incurred approximately $530,000 of capital expenditures on 3-D seismic imaging.

In northwestern Montana, the Company owns the Red River Gas Plant, which consists of a compressor and a dehydration unit, and an associated gathering and transmission system. MSR purchases sweet gas from wells in the field and dries and transports it to the Montana Power System in the north Cut Bank area. The Company also owns the Gypsy-Highview Gas Plant and a natural gas-
gathering   and   transmission   pipeline   system   located   in
northwestern Montana.

Texas Properties. The Company owns 100 percent working interest in 43 wells near Winters, Texas, in Runnels County, that produce primarily crude oil. During December 1997, the Company's net production from these properties averaged approximately 70 BOPD.

In southeast Texas, the Company owns three principally natural gas wells, the Cinco Ltd. #1, Schmidt #1 and Josey Ranch #3. The Company holds a 74 percent, 42 percent and 42 percent working interest in the wells and the wells are located in Fort Bend, Brazoria and Harris Counties, respectively. During December 1997, the Company's net production from these properties averaged approximately 1886 Mcf per day of natural gas and 28 BOPD.

Active areas of exploration interest for the Company are Montana,
Texas,  North Dakota and Western Canada properties.   The Company
also owns minor oil and gas working and royalty interests in Western Canada.

Productive Wells and Acreage as of December 31, 1997.

                                 Gross                    Net
United States properties   Oil          Gas        Oil           Gas
 Productive Wells*         278          143        278            141.58
 Developed  Acreage**    103,414 Acres             102,606 Acres
 Undeveloped  Acreage*** 21,983 Acres              17,962 Acres


                                 Gross                     Net
Canadian properties        Oil          Gas         Oil           Gas
 Productive Wells*           0            5           0           .27
 Developed Acreage**      15,974 Acres              1,019 Acres
 Undeveloped  Acreage***   9,648 Acres                197 Acres


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

Production   Results.   The  average  sales  price  and   average
production (lifting) cost per barrels of oil equivalent (BOE) for the period from inception March 7, 1997, to December 31, 1997, were as follows:

      Production          Average Price           Average
     Oil       Gas       Oil           Gas         Production
   (Bbl)*    (Mcf)**    (Bbl)*       (Mcf)**      Cost per BOE
  16,336     274,100    $15.74        $2.08           $4.77

*      Barrels ("Bbl")
**    Thousand cubic feet ("Mcf")

Drilling Results. Below is a summary of combined drilling activity for the Company and Old MSR, for the three years ended December 31, 1997. No wells were drilled during 1997.

 Wells Drilled (Gross):  Exploratory         Development
   Year              Productive   Dry     Productive     Dry
    1996**             1           -        -             -
    1996*              -           -        -             1
    1995**             2           -        4             -
*     Canadian
**   USA

In general, an "exploratory well" is a well drilled either in search of a new and yet undiscovered pool of oil or gas or with the expectation of greatly extending the limit of a pool which is partly developed. All other wells are "development wells." Wells completed in multiple zones are treated as a single well.

Reserves. The determination of reserves is a complex and interpretive process, which is subject to continued revisions, as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data in the Supplemental
Financial Information appearing elsewhere in this Form 10-KSB should not be construed as being exact. Any reserve estimate, especially when based upon volumetric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus represents only an informed professional assessment. Subsequent reservoir performance may justify upward or downward revision of the estimate. The Company's proved reserves and proved developed reserves of oil and gas and the standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the as
of   December  31, 1997, were estimated by Citadel  Engineering
Ltd., independent petroleum consultants located in Calgary, Alberta, Canada. Such estimates were used in the preparation of the Company's financial statements. The Company has not included estimates of total proved oil and gas reserves comparable to those disclosed in the Supplemental Financial Information in any reports filed with Federal authorities or agencies other than the Securities and Exchange Commission.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Old MSR held an Annual General and Special Shareholders Meeting on October 30, 1997, at 10:00 a.m. local time. At the meeting, shareholders (1) elected five directors and (2) approved the continuance or domestication of the Old MSR from Alberta, Canada, to Delaware, USA. After the continuance, the shareholders approved the merger of Old MSR with Mercury Montana, Inc., by written consent. Below are the results of the voting.

                              Shares For   Shares Against  Abstentions
Director Otto J.Buis          11,149,748     125,882
Director Patrick M. Montalban 10,588,471     687,159
Director Steven M. Morris     11,149,478     126,152
Director D. Randall Kent      10,876,648     398,982
Director W.Yandell Rogers,III 10,875,348     400,282
Continuance to Delaware        8,368,804     132,130           17,518
Consent to Merge               9,193,286                      212,917

The Company was not required to, and did not, submit any matters to a vote of security holders during the first quarter of 1998.


                            PART  II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

Market Information. The Company's common stock has been listed on the American Stock Exchange since November 3, 1997; and the common stock of Old MSR, since September 13, 1983. "MSR" is
the Company's trading symbol.   The following  table sets forth,
for the calendar periods indicated, the range of high and low prices for the Company's and Old MSR's as reported by the American Stock Exchange.

                         1997                      1996
                   High       Low            High    Low

First Quarter      $1        $13/16          $1 1/4   $13/16
Second Quarter      1 1/8     15/16           1 1/16    3/4
Third Quarter       1 1/8      3/4            1         3/4
Fourth Quarter      1 3/8     15/16            15/16   11/16


Security Holders. As of March 17, 1998, the number of registered holders of the Company's common shares was 1,432.

Dividends. The Company has never paid any cash dividends and presently intends to retain its earnings to finance the growth of its business. The Company's credit facility contains certain restrictions on the Company's ability to declare and pay dividends. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, its future business prospects and any restrictions imposed by the Company's present or future credit facility.


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

On March 7, 1997, the Company was organized to explore, develop and operate oil and natural gas properties. In exchange for Company common stock and common stock warrants, the founders of the Company contributed approximately 75 crude oil producing wells in northwest Montana, constituting the Mercury Properties as discussed in Item 2 above. These properties were subject to a forward sale of production and consequently the revenue or expenses from the properties did not begin to accrue to the Company until January 1, 1998.

On March 26, 1997, Old MSR , entered into an agreement with the Company, then known as Mercury Montana, Inc., and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of the Merger. The Company was the surviving corporation in the Merger and changed its name to MSR Exploration Ltd. on October 31, 1997, the effective time of the Merger. The Merger was accounted for under the purchase method of accounting with the Company considered the accounting acquiror.

Due to the Company's limited existence, discussion and analysis of results of operations will be centered on the unaudited pro forma consolidated statements of operation set forth below. These pro forma statements of operations are presented to provide more comparative information about the Company for 1998 and beyond.

Comparison of Pro Forma Statements of Operations. Pro Forma statements of operations, including production payment adjustments, for the year ended December 31, 1997 and the year ended December 31, 1996 are presented immediately after the following comparisons.

Revenue. Total pro forma revenues for the year ended December 31, 1997 were $6,577,000, an 8 percent decrease compared to pro forma revenues of $7,135,000 for 1996. Oil sales were $4,151,000 in 1997, a 15% decrease compared to $4,908,000 in 1996. This decrease was attributable to a 10 percent decrease in average price per barrel sold from $19.25 in 1996 to $17.34 in 1997. Sale volumes decreased 6 percent from 255,000 barrels sold in 1996 to 239,000 barrels in 1997. The decrease in sales volumes was due primarily to natural production declines. Pro forma gas sales in 1997 were $2,331,000, an 8 percent increase compared to $2,168,000 in 1996. An average gas sales price of $2.21 per Mcf was approximately the same for both periods. Gas sales volumes in 1997 were 1,054,000 Mcf, an increase of 8 percent compared to 977,000 Mcf in 1996. This increase in gas sales volumes was in part due to increased sales from gas plants.

Expenses. Total pro forma expenses for 1997 were $6,928,000, a decrease of 3 percent compared to $7,108,000 for 1996. Operating expenses increased 3% from 1996 to 1997 primarily due to an increase in gas plant operating expenses. Production taxes and depletion and depreciation expenses were down 3 and 6 percent, respectively, due to the reduction in sales revenues. General and administrative expenses for 1997 were $937,000, an 8 percent decrease compared to $1,018,000 for 1996. This decrease was the result of cost cutting efforts, which were begun during the fourth quarter of 1997. Interest expense declined 6 percent in 1997 to $1,042,000 compared to $1,107,000 in 1996. The reduction in interest expense was due to reduced interest rates in the fourth quarter of 1997 and reduction of debt throughout 1997.

Net income (loss). For 1997 the pro forma net loss was $232,000 compared to a net income of $18,000 for 1996. The 1997 loss was primarily due to lower crude oil prices.

The following pro forma consolidated statements of operations for the years ended December 31, 1997 and 1996 combine the historical information of the Company and Old MSR adjusted to give effect to the Merger and Production Payment and the related pro forma adjustments which are based on estimates and assumptions explained in further detail in Notes to these statements. The pro forma
statements of operations for the   years ended December 31,  1997
and 1996, reflect the consolidated operations of the Company and Old MSR as if the merger had been consummated as of January 1, 1996.

The pro forma statements of operations are provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Company included elsewhere in this Form 10-KSB. The pro forma information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the periods indicated had the Merger been consummated as of January 1, 1996. The Merger was accounted for under the purchase method of accounting with the Company considered the accounting acquiror.


MSR Exploration Ltd.
Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 1997
In thousands except for per share amounts

                               Ten Months                         As Adjusted
                                Ended                              Pro Forma
                              October 31,               Production Including
                                 1997  Adjust-           Payment   Production
                        Company Old MSR ments Pro Forma Adjustment  Payment
                        Note 1 (a)      Note 1            Note 2      Note 2
REVENUES
 Oil sales                 $257  $1,714         $1,971    $2,180    $4,151
 Gas sales                  570   1,761          2,331               2,331
 Interest and other          27      68             95                  95
    Total revenues          854   3,543    0     4,397     2,180     6,577


EXPENSES
 Operating expenses         228   1,255          1,483     1,326     2,809
 Production taxes            68     283            351       210       561
 Depletion and depreciat    220   1,169  (248)(b 1,141       438     1,579
 General and administrat    146     791    0 (c)   937                 937
 Interest                   147     605            752       290     1,042
    Total expenses          809   4,103  (248)   4,664     2,264     6,928

Income (loss) before inc     45    (560)  248     (267)      (84)     (351)

Income tax benefit (expe    (15)    190   (84)(d)   91        29       119

Net income (loss)           $30   ($370) $164    ($176)     ($55)    ($232)

Basic and diluted per
share net income (loss)   $0.00  ($0.03)        ($0.01)             ($0.01)

Weighted average number of
 shares outstanding      12,000   13,777        25,777               25,777

See Notes to Pro Forma Consolidated Financial Statements




MSR Exploration Ltd.
Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 1996
In thousands except for per share amounts
                                                                  As Adjusted
                                                                  Pro Forma
                                                      Production  Including
                                 Old  Adjust-          Payment    Production
                       Company   MSR  ments Pro Forma Adjustment   Payment
                       Note 1 (a)     Note 1           Note 2      Note 2
REVENUES
 Oil sales              $1,855  2,364         $4,219      $689    $4,908
 Gas sales                 215  1,953          2,168               2,168
 Interest and other                59             59                  59
    Total revenues       2,070  4,376          6,446       689     7,135


EXPENSES
 Operating expenses      1,054  1,435          2,489       243     2,732
 Production taxes          199    312            511        65       576
 Depletion and deprecia    412  1,378($268)(b) 1,522       153     1,675
 General and administrative     1,018    0 (c) 1,018               1,018
 Interest                  273    733          1,006       101     1,107
    Total expenses       1,938  4,876 (268)    6,546       562     7,108

Income (loss) before in    132   (500) 268      (100)      127        27

Income tax benefit (exp    (45)   170  (91)(d)    34       (43)       (9)

Net income (loss)          $87  ($330)$177      ($66)      $84       $18

Basic and diluted per
share net income (loss)  $0.01 ($0.02)        ($0.00)               $0.00

Weighted average number of
 shares outstanding     12,000 13,777         25,777               25,777


See Notes to Pro Forma Consolidated Financial Statements


12

NOTES TO PRO FORMA STATEMENTS OF OPERATIONS

1.  Pro Forma Adjustments
The accompanying unaudited pro forma consolidated statements of operations reflect the following adjustments;

(a) The information reflected as "Company" for 1997 is from inception, March 7, 1997, to December 31, 1997, which includes Old MSR beginning October 31, 1997. Amounts for the first two months of 1997 are considered immaterial. The 1996 informantion reflects operations from the Mercury Properties for the nine months ended September 30, 1996. Revenues for the last three months of 1996 were dedicated to the forward sale, see Note 2.
(b) Depreciation, depletion and amortization expense (DD&A) expense for Old MSR has been recomputed based on the revaluation of Old MSR's properties required by the purchase method of accounting for the Merger. Old MSR's DD&A expense was reduced $268,000 for 1996 and $248,000 for 1997.
(c) The general and administrative expenses of the combined entities are not anticipated to increase. By bringing together both the Company's and Old MSR's Fort Worth, Texas offices and the Cut Bank, Montana offices, general and administrative expenses are anticipated to be reduced by approximately 25 percent per year.
(d) Income taxes or tax benefits were computed on a pro forma basis using the Company's effective rate of 34 percent.

2.   Forward Sale of Oil Revenues.

The Company's oil revenues and associated operating expenses from the Mercury Properties included in the pro forma statements of operations were subject to a prior production payment forward sales agreement between Mercury and a third party ("the Forward Sales Agreement") for the period of October 1996 until a certain amount of production was delivered to the third party. The production payment was completed and the agreement fulfilled on December 31, 1997. The Forward Sales Agreement is the obligation of Mercury. Mercury recorded the receipt of the sales proceeds under the Forward Sales Agreement and the related deferred revenue.

While the Company's oil revenues and associated expenses related to the Mercury Properties were excluded from the Company's statements of operations for the year ended December 31, 1997, the revenues and expenses are included in the pro forma statements of operations for 1996 and 1997 to provide comparative information about the Company for 1998 and beyond. The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

Oil revenues and operating expenses relating to the Forward Sales Agreement have been added to the statements of operations for 1996 from the effective date of the Forward Sales Agreement (October 1, 1996) to the end of 1996 and for the twelve months ended December 31, 1997 under the Production Payment Adjustment column and reported as if the Merger had been consummated on January 1, 1996.

Interest expense accociated with the Forward Sale was not charged to the Company by Mercury. It is included with the production payment revenues and expense to present a more accurate as adjusted pro forma results of operations.

Liquidity and Capital Resources

The Company's current ratio at December 31, 1997 was 1.1 to 1 with positive working capital of $42,000. The Company's source of liquidity is cash flow from operations and bank debt. As part of the formation of the Company on March 7, 1997, the Company agreed to guarantee the repayment of $4.0 million of debt owed by Mercury Exploration Company to a bank. On October 31, 1997 the
Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guarantee by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank
Offered Rate (LIBOR) + 1.75%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired.

Discretionary cash flow, a measure of performance for exploration and production companies, is determined by adjusting net income to eliminate depletion and depreciation expense, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt financing costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures and debt repayment. The pro forma combined entities with the production payment properties generated discretionary cash flow of approximately $1.3 million and $1.7 million in 1997 and 1996, respectively.

The Company requires capital primarily for the exploration, exploitation and acquisition of oil and natural gas properties, the repayment of indebtedness and general working capital purposes. During 1997 the Company incurred approximately $530,000 on 3-D seismic to evaluate a portion of the Cut Bank field in northwest Montana and approximately $62,000 for other development expenditures.

The Company's combined NOL carryforward is subject to certain limitations. Under Section 382 of the Internal Revenue Code, the taxable income of the Company available for offset by pre-ownership change NOL carryforwards and certain built-in losses is subject to an annual limitation (the "382 Limitation") if an "ownership change" occurs. The Company has determined that an ownership change occurred for purposes of Section 382 in 1997. As a result of this ownership change, the NOL carryforward will not be affected, but the annual 382 Limitation will equal the fair market value of the Company immediately before the ownership change multiplied by the long-term tax exempt interest rate. To the extent the 382 Limitation exceeds the federal taxable income of the post-merger entity for a given year, the 382 Limitation for the subsequent year will be increased by such excess. NOL carryforwards of the Company will be disallowed entirely if certain continuity of business enterprise requirements are not met. It is expected these requirements will be met. The effect of the 382 Limitation may be to defer the use of the Company's existing NOL carryforwards.

Changes in the supply and demand for oil, natural gas liquids, hydrocarbon price volatility, inflation, timing of production, reserve revisions and other factors make these estimates inherently imprecise and subject to substantial revision. As a result, these measures are not necessarily accurate estimates of future cash flows nor do these measures serve as precise determinations of current market value.

Changes in Prices and Inflation. The Company's revenues and the value of its oil and natural gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1997.

Year 2000 Issue

The Company is in the process of conducting a comprehensive evaluation and assessment of the business risks and exposures related to the coming change in the century. These business risks and exposures relate to the problem present in certain software and embedded logic control devices to recognize the change in the century. If not corrected, such software and devices could fail or create erroneous results by or at the Year 2000.

Since 1995, the Company has replaced all major information systems with Year 2000 compliance as a criterion; therefore, the Company does not currently expect to incur any material amount of expense associated with its remediation of its major information systems. With respect to the risks and exposures related to the Company's customers, partners, suppliers, financial institutions, and other constituencies and the resulting potential impact on the Company's business operations and financial condition, the Company has initiated formal communications with its customers, partners, suppliers, financial institutions and other constituencies to mitigate or prevent such risks and exposures. The extent of such risks and exposures will be assessed and evaluated.

The evaluation and assessment of the extent of the risks and exposures related to the Company's information systems, including embedded logic devices, and the Company's customers, partners, suppliers, financial institutions, and other constituencies, should be substantially completed during 1998. Until the evaluation and assessment is completed, the Company can not have a reasonable basis to conclude that the risks and exposures related to the Year 2000 will not materially affect future financial results, or cause reported financial information not to reflect fairly the future operating results future financial condition or cash flow of the Company.

Forward-Looking Statements. Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, particularly those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedule, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness and development activities, and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.


ITEM 7.  FINANCIAL STATEMENTS

Financial   Statements.    The  audited  Company's   consolidated
financial statements as of December 31, 1997, and for the period from inception, March 7, 1997 to December 31, 1997, are submitted herewith as part of this Form 10-KSB.

Information About Oil and Gas Producing Activities. Supplementary disclosures regarding the Company's oil and gas producing activities are set forth in the unaudited Supplemental Financial Information appearing elsewhere in this Form 10-KSB.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.




                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's Directors and Executive Officers are as follows:

    Name                   Age                 Position

 Thomas F. Darden           44          Chairman of the Board,
                                        Chief Executive Officer
                                        and Director

 Glenn M. Darden            42          President,
                                        Chief Operating Officer
                                        and Director

 Patrick M. Montalban       40          Vice President
                                        and Director

 Howard N. Boals            54          Vice President - Finance and
                                        Administration,
                                        Secretary and Treasurer

 Frank Darden               70          Director

 D. Randall Kent            72          Director

 Steven M. Morris           46          Director

 W. Yandell Rogers, III     35          Director


The Company's Board of Directors has an Audit Committee consisting of D. Randall Kent, W. Yandell Rogers, III, and Steven
M. Morris, and its Compensation Committee includes Frank Darden, Steven M. Morris and W. Yandell Rogers, III. The Company does not have a nominating committee.

Thomas F. Darden has served as President of Mercury for the last five years. During that time, Mercury has developed and acquired interests in over 1,200 producing wells in Michigan, Indiana, Kentucky, Wyoming, Montana, New Mexico and Texas. A graduate of Tulane University with a BA in Economics in 1975, Mr. Darden has been employed by Mercury or its parent corporation, Mercury Production Company, for 22 years. Mr. Darden became a Director and the President of the Company upon its formation on March 7, 1997. On January 1, 1998, Mr. Darden was named Chairman of the Board and Chief Executive Officer.

Glenn M. Darden has served with Mercury for 14 years, the last five years as the Executive Vice President of that company. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Corporation. Mr. Darden graduated from Tulane University in 1979 with a BA in Earth Sciences. Mr. Darden became a Director and Vice President of the Company upon its formation on March 7, 1997. Effective January 1, 1998, he was named President and Chief Operating Officer.

Patrick M. Montalban is a petroleum geologist who graduated from the University of Montana in 1981. He joined Old MSR as a Staff Geologist in 1983 and became Vice President of Exploration and Production in October 1986. In December 1990, he was named Executive Vice President and at the December 1991 Annual Meeting for Old MSR was elected Director. Upon closing the Merger on October 31, 1997, Mr. Montalban became a Director of the Company and was named Vice President.

Howard N. Boals is a certified public accountant with over ten years experience as a controller for publicly and privately held oil and gas exploration and production companies. From 1992 through 1994, Mr. Boals was the accounting manager for PG & E Resources Inc. of Dallas and the prior five years was controller for Sinclair Resources, Inc. Mr. Boals joined Old MSR as controller in January 1995. In September 1995, he was named Vice President - Finance and Administration. On October 30, 1997, Mr. Boals was elected to serve as the Company's Vice President - Finance and Administration, Secretary and Treasurer.

Frank Darden is a registered professional engineer and Chairman of the Board of Mercury; a family owned private oil and gas company in Fort Worth, Texas. Mr. Darden founded the parent corporation of Mercury, Mercury Production Company, and has served as its Chairman since 1965 and as chairman of Mercury since its founding in 1978. Mr. Darden commenced his career in the oil and gas business with Humble Oil and Refining Company in 1948. From 1954 through 1955, he was retained by Empresa Colombiana de Petroleos to organize an engineering department and guide the company's planning for the secondary recovery program in the La Cira Field in the Magdelena Valley of Colombia. From 1956 through 1964, Mr. Darden served as Manager of Operations for Newmont Oil Company, the energy subsidiary of Newmont Mining Corporation, and as Executive Vice President and Director of Yucca Water Company. Mr. Darden became a Director of the Company upon its formation on March 7, 1997.

Steven M. Morris is a certified public accountant and President of Morris & Co., a private investment firm in Houston, Texas. From 1988 to 1991 he was Vice-President of Finance for ITEX Enterprises, Inc. From 1981 to 1988, Mr. Morris was the Financial Vice-President of Hanson Minerals Company, a Houston based oil and gas exploration company. From 1978 to 1981 Mr. Morris was a Partner in the Certified Public Accounting Firm of Haley & Morris. He served as Senior Accountant with the Houston office of Arthur Young and Company from 1974 to 1977. Mr. Morris was elected Director of Old MSR at the Special Stockholders Meeting held on October 25, 1994. Upon closing of the Merger on October 31, 1997, Mr. Morris became a Director of the Company.

D. Randall Kent is a retired Vice President of the General Dynamics Corporation. He joined General Dynamics/Ft. Worth division in 1949 and served in various engineering management positions, including Vice President and Chief Engineer of the F-16 Fighter Program. Following his retirement in 1991, Mr. Kent has served as a consultant to the Lockheed-Martin Corporation. Mr. Kent graduated from Louisiana State University in 1947 with a BS in Mechanical Engineering and from Cornell University in 1949 with an MS in Engineering. Mr. Kent was elected as a Director of Old MSR at its October 30, 1997 Annual and Special Meeting of Shareholders, and upon closing the Merger on October 31, 1997, became a Director of the Company.

W. Yandell Rogers, III has served as Vice President and General Manager of Ridgway's, Inc. since July 1997. For more than five years prior to that date he served as Regional Manager for Ridgway's, Inc. Based in Houston, Texas, Ridgway's, Inc. is the largest privately held reprographics firm in the U.S. with more than 60 locations nationwide. Mr. Rogers graduated from Southern Methodist University in 1986 with a B.B.A. in finance. Mr. Rogers was elected as a Director of Old MSR at its October 30, 1997 Annual and Special Meeting of Shareholders, and upon closing the Merger on October 31, 1997, became a Director of the Company.

All Directors of the Company hold office until the next annual meeting of Shareholders or until their successors are elected and shall qualify. Executive officers are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements  or understandings between any of the  directors  or officers or any other person (other than arrangements or understandings with directors or officers acting as such) pursuant to which any person was elected as a director or officer of the Company. Frank Darden is the father of Thomas F. Darden and Glenn M. Darden. There are no other family relationships among the executive officers of the Company.





ITEM 10.  EXECUTIVE COMPENSATION

Compensation. The following table lists compensation paid to all the Company's chief executive officers and other officers paid in excess of $100,000 for the three years ended December 31, 1997.

                     Summary of Compensation
                                                    Common
Name and                             Annual         Stock
Principal  Position         Year  Compensation      Option

Thomas  F.  Darden  (1)     1997       None          114,285
Chairman of the Board
and Chief Executive Officer

Otto J. Buis  (2)            1997     $121,666
Chairman of the Board        1996     $116,667
President and                1995     $101,000
Chief Executive  Officer     1995     $101,000

(1)   Mr.  Darden was granted Company stock options  in  lieu  of
salary  on  March  7, 1997.  Mr. Darden's common   stock  options
have an option price of $0.875, expire March 7, 2002 and amount to 46% of the Company's stock options outstanding.

(2)   Mr.  Buis resigned his position with the Company  effective
December 31, 1997. Mr. Buis' annual compensation is the total amount he received from the Company and Old MSR.

Directors who are not employees of the Company receive annual compensation of 10,000 shares of the Company Common Stock plus traveling and out-of-pocket expenses for each Director's meeting attended.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth with respect to the Company, certain information as of March 16, 1998 regarding the beneficial ownership of the Company's common stock, as the case may be, of
(i) directors, (ii) executive officers, (iii) executive officers and directors as a group and (iv) holders of five percent or more of such securities.

                                                 Shares Beneficially
                                                       Owned
Name of Beneficial Owner                           Number       Percent
Directors
 Frank Darden (1)                                  2,300,000       8.6
 Glenn M. Darden  (1)                              2,414,285       8.9
 Thomas F. Darden (1)                              2,414,285       8.9
 Patrick M. Montalban                                276,600       1.1
 Steven M. Morris                                  1,722,222       6.7
 D. Randall Kent                                      30,000       0.1
 W. Yandell Rogers, III                               35,000       0.1
Executive Officers Not Named Above
 Howard N. Boals (4)                                  25,000       0.1
Directors  and  Executive Offices as a Group (2)   9,217,392      35.0
Holders of Five Percent or More Not Named Above
 Mercury Exploration Company (3)                  12,420,000      39.2
 Joseph V. Montalban                               1,809,855       7.0
 Anne  Darden Self (1)                             2,300,000       8.6

1) Does not include shares beneficially owned by Mercury Exploration Company. See footnote 2) below. Does include with respect to each person 1,100,000 shares subject to immediately exercisable warrants. Also includes with respect to each of Thomas F. Darden and Glenn M. Darden 114,285 shares subject to immediately exercisable options.

2) Includes 3,300,000 shares subject to immediately exercisable warrants and 248,570 shares subject to immediately exercisable options. Does not include shares beneficially owned by Mercury
  Exploration Company.

3) Number of shares indicated includes 5,940,000 shares subject to immediately exercisable warrants. Each of Frank Darden, Thomas F. Darden, Glenn M. Darden and Anne Darden Self are directors, officers and shareholders of Mercury and share voting and investment power with respect to the 12,420,000 shares of the Company's Common Stock beneficially owned by Mercury. Each such person disclaims beneficial ownership of such shares.

4) Includes 20,000 shares subject to currently exercisable options.


The address of each of Mercury Exploration Company, Frank Darden, Glenn M. Darden, and Howard N. Boals is 612 8th Avenue, Fort Worth, Texas 76104. The address of Thomas F. Darden is 720 South Otsego, Gaylord, Michigan 49735 and the address of Anne Darden Self is 2630 Fountainview, Suite 300, Houston, Texas 77057.

The address of Steven M. Morris is 952 Echo Lane, Suite 335, Houston, Texas 77024. The address of Joseph V. Montalban is East Lakeshore Drive, Whitefish, Montana 59937. The address of Patrick M. Montalban is 317 1st Avenue S.E., Cut Bank, Montana 59427. The address of D. Randall Kent is 4421 Tamworth Rd., Fort Worth, Texas 76116. The address of W. Yandell Rogers, III is 5711 Hillcroft, Houston, Texas 77036.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 1997, the Company and Mercury Exploration Company (Mercury) have entered into a Management Agreement. Pursuant to the Agreement, Mercury will be managing all of the operations of the Company's various oil and gas properties and gas gathering and compression facilities located in Montana and Texas. Mercury will also provide accounting, administrative and advisory services.

The Company agreed to reimburse Mercury for its costs and expenses incurred in connection with managing such operations and pay a management fee equal to 10 percent of such costs and expenses. The term of the Management Agreement is for two years and thereafter for successive one-year terms.

Mercury owns 6,480,000 shares of the Company's Common Stock and three of Mercury's directors and officers - Frank Darden, Thomas
Darden, and Glenn Darden - are also directors and officers of the Company.


ITEM  13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND  REPORTS
ON FORM 8-K.
                                                             Page in
                                                               this
                                                            Form 10-KSB
Financial Statements:

Independent Auditors' Report                                        F-1
Consolidated Balance Sheet
 at December 31, 1997                                               F-2
Consolidated Statement of Operations
 For the Period from Inception, March 7, 1997 to December 31, 1997 F-3 Consolidated Statement of Stockholders' Equity
 For the Period from Inception, March 7, 1997 to December 31, 1997 F-4 Consolidated Statement of Cash Flows
 For the Period from Inception, March 7, 1997 to December 31, 1997 F-5 Notes to Consolidated Financial Statements
 December 31, 1997                                           F-6 / F-15
Unaudited Statement of Revenues and Direct Operating Expenses
 For the Year Ended December 31, 1997                              F-16


Supplemental Financial Information (Unaudited):
Disclosures about Oil and Gas Producing Activities          F-17 / F-19
Selected Quarterly Financial Data                                  F-20

Exhibits Required by Item 601 of Regulation S-B:

     Exhibit Number      Description

          2.1* Agreement and Plan of Merger dated as of March 26, 1997, among MSR Exploration Ltd., Mercury Montana, Inc. and Mercury Exploration Company, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of June 17, 1997 and Amendment No. 2 to Agreement and Plan of Merger dated as of September 11, 1997 (included as Appendix "E" to the Proxy Statement/Prospectus) of the second Registration Statement referenced below.

          2.2* Credit Agreement dated October 31, 1997 among MSR Exploration Ltd., as Borrower, The Bank named therein and Banque Paribas, as Agent, relating to a $25,000,000 Revolving Credit Facility. Filed as an exhibit to Form 10-QSB
                    - Quarterly Report, for period ended September 30, 1997 incorporated herein by reference.

          3.3* The Company's Certificate of Incorporation, as amended (included as Appendix "F" to the Proxy Statement/Prospectus) of the second Registration Statement referenced below.

          3.4*      The  Company's Bylaws (included  as  Appendix
                    "G" to the Proxy Statement/Prospectus) of the
                    second   Registration  Statement   referenced
                    below.

          4.1* Common Stock Warrant dated January 13, 1995 issued to Banque Paribas by MSR Exploration Ltd.
          4.2* Form of Common Stock Warrants issued to Mercury Exploration Company, Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self, Jack L. Thurber and Jeff Cook by Mercury Montana, Inc., each dated March 7, 1997 and each having an exercise price per share of $1.25.

          4.3* Form of Common Stock Warrants issued to Mercury Exploration Company, Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne
                    Darden Self, Jack L. Thurber and Jeff Cook by Mercury Montana, Inc., each dated March 7, 1997 and each having an exercise price per share of $2.00.

          4.4*      Form  of  Stock  Purchase Warrant  issued  to
                    Mercury  Exploration Company at the Effective
                    Time of the Merger.

          4.5* Form of Certificate representing shares of Common Stock of Mercury Montana, Inc. (to be known as MSR Exploration Ltd.).

          10.1* Form of Management Agreement entered into between the Company and Mercury Exploration
                    Company.

          10.3*     1997   Stock  Option  Plan  of  the  Company,
                    previously  known as Mercury Montana, Inc.

          10.4*     Employment  Agreement between MSR Exploration
                    Ltd. and Patrick M. Montalban.

          10.5*     Wells Agreement.

          10.6*     Purchase  and Sale Agreement between  Mercury
                    Exploration  Company and  Supply  Development
                    Group, Inc.

          10.7*     Production  and  Delivery  Agreement  between
                    Mercury Exploration Company and MCNIC  Oil  &
                    Gas f/k/a Supply Development Group, Inc.

          10.8*     Conveyance of Production Payment from Mercury
                    Exploration Company to MCNIC Oil & Gas  f/k/a
                    Supply Development Group, Inc.

          21.*      Subsidiaries of MSR Exploration Ltd.

          27.       Financial Data Schedule (filed herewith)

* Filed as an exhibit to the Old MSR Registration Statement on Form S-4 (333-29769) and as an exhibit to Mercury Montana's
Registration Statement on Form S-4 (333-29783), and incorporated herein by reference.

Reports on Form 8-K
The Company filed a Form 8-K on October 31, 1997 announcing the completion of the Merger with and between the Company and Old
MSR.
                           SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               MSR Exploration Ltd.
                                                (the "Registrant")

Dated:   March  27, 1997             by:  /s/Thomas F. Darden
                                       Thomas F. Darden
                                       Chairman of the Board
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                     Date


 /s/ Thomas F. Darden        Chairman of the Board,    March 27, 1998
 Thomas F. Darden            Chief Executive Officer
                             and Director


 /s/ Glenn M. Darden         President,                March 27, 1998
 Glenn M. Darden             Chief Operating Officer
                             and Director


 /s/ Patrick M. Montalban    Vice President            March 27, 1998
 Patrick M. Montalban        and Director


 /s/ Howard N. Boals         Vice President - Finance  March 27, 1998
 Howard N. Boals             Chief Accounting Officer


 /s/ Frank Darden            Director                  March 27, 1998
 Frank Darden


 /s/ Steven M. Morris        Director                  March 27, 1998
 Steven M. Morris


 /s/ D. Randall Kent         Director                   March 27, 1998
 D. Randall Kent


 /s/ W. Yandell Rogers, III  Director                   March 27, 1998
 W. Yandell Rogers, III










INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas


We have audited the accompanying consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the period from inception March 7,1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the period from inception March
7,1997 to December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 25, 1998












                              F - 1


MSR Exploration Ltd. and  Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 1997
In thousands


ASSETS

 Cash and cash equivalents                          $   528
 Time deposits                                           59
 Accounts receivable                                    507
 Inventories                                            248
 Prepaid expenses                                        32
      Total current assets                            1,374

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                                       24,234

OTHER ASSETS                                            355
                                                 $   25,963


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                      $88
 Accounts payable                                       652
 Accrued liabilities                                    592
      Total current liabilities                       1,332

LONG-TERM DEBT                                       10,560

DEFERRED INCOME TAXES                                 1,001

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value
    Authorized 50,000,000 shares, issued
    and outstanding 25,777,014                          258
 Preferred stock, $0.01 par value
    Authorized 10,000,000 shares, issued and
    and outstanding - none                                0
 Paid in capital in excess of par value              12,812
 Foreign currency translation adjustment                (30)
 Retained earnings                                       30
                                                     13,070
                                                 $   25,963






The accompanying notes are an integral part of these consolidated financial statements.

F - 2




MSR Exploration Ltd. and  Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception,
March 7, 1997 to December 31, 1997
In thousands except for per share data


REVENUE
 Oil sales                                             $257
 Gas sales                                              570
 Interest and other income                               27
    Total revenues                                      854


EXPENSES
 Operating expenses                                      228
 Production taxes                                         68
 Depletion and depreciation                              220
 General and administrative                              146
 Interest                                                147
    Total expenses                                       809

Income before income taxes                                45

Income tax (expense) benefit                             (15)

Net income                                                $30


Basic and diluted earnings per share                    $0.00

Basic weighted average number of shares
 outstanding for the period                            14,801

Diluted weighted average number of shares
 outstanding for the period                            14,838













The accompanying notes are an integral part of these consolidated financial statements.

F - 3


MSR Exploration Ltd. and  Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from Inception, March 7, 1997, to December 31, 1997
In Thousands

                                                          Cumulative
                                                          Paid in   Foreign              Total
                                                          Capital   Currency             Stock-
                                     Common Stock        in Excess Translatio Retained  holders'
                                        Shares    Amount   of Par  Adjustment Earnings   Equity

Inception March 7, 1997
Issuance of shares in exchange for
 oil and gas properties                   12,000   $120      $337        $0        $0      $457

Merger - Issuance of shares in
 exchange for Old MSR shares
 (Note 1)                                  1,377     138    12,400                        12,538

Warrants - 60,000 warrants
 issued  in payment of bank
 commitment fee                                                 75                            75

Translation adjustments                                                  (30)                (30)

Net Income                                                                          30        30


Balance at December 31, 1997              13,377  $   258 $  12,812 $    (30)     $ 30    $13,070


The accompanying notes are an integral part of these consolidated financial statements.

F - 4


MSR Exploration Ltd. and  Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from Inception,
March 7, 1997 to December 31, 1997
In thousands

OPERATING ACTIVITIES
   Net Income                                                    $30
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                                 220
      Deferred income taxes                                       15
   Changes in assets and liabilities
      Receivables                                                236
      Inventories and prepaid expenses                           (22)
      Accounts payable and accrued liabilities                  (153)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                    326

INVESTING ACTIVITIES
   Property, plant and equipment expenditures                   (592)
   Cash received in merger                                       350
   Change in cumulative foreign currency translation             (30)
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES                  (272)

FINANCING ACTIVITIES
   Proceeds from debt borrowings                              10,575
   Repayment of long-term debt                               (10,040)
   Payment of financing costs                                    (61)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                    474

CASH AT END OF PERIOD                                           $528


The accompanying notes are an integral part of these consolidated financial statements.

F - 5


              MSR Exploration Ltd. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSR Exploration Ltd. (the Company), and its wholly owned subsidiaries. The Company's consolidated financial statements includes the operations of the Company from its inception on March 7, 1997 and Old MSR's operations since
October  31, 1997, the effective date of the  Merger.   All
significant inter-company transactions and balances have been eliminated in consolidation.

Principal Business Activity and Merger

MSR Exploration Ltd. ( "the Company") formerly Mercury Montana, Inc. was organized on March 7, 1997 under the laws of the State of Delaware for the purpose of acquiring from Mercury Exploration
Company  (Mercury)  and  thereafter  exploring,  developing   and
operating all of the Company's oil and natural gas properties located in Montana (the "Mercury Properties"). Upon formation of
the   Company,  Mercury  conveyed  to  the  Company  the  Mercury
Properties and associated debt in exchange for a majority of the then outstanding Company Common Stock and warrants to purchase additional shares of Company Common Stock. Certain directors, officers and agents of Mercury also conveyed to the Company certain contractual rights in the Mercury Properties in exchange
for  shares  of Company Common Stock and warrants.   The  Mercury
Properties included approximately 75 crude oil producing wells which were subject to a prior production payment, forward-sale agreement between Mercury and a third party covering a period from October 1996 through December 1997. The agreement was the obligation of Mercury; consequently the oil revenue and associated expenses from these properties belonged to Mercury through December 31, 1997, and started accruing to the Company on January 1, 1998.

On March 26, 1997, MSR Exploration Ltd., ("Old MSR") , an Alberta, Canada corporation entered into an agreement with the Company, then known as Mercury Montana, Inc. and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of a merger of the Company and Old MSR. The Company was the surviving corporation in the merger and changed its name to MSR Exploration Ltd. after the merger was effective. The merger was accounted for under the purchase method of accounting.

At a combined Annual General and Special Meeting of Shareholders of the Old MSR held on October 30, 1997, the shareholders elected directors and approved the domestication or continuance of Old MSR from Alberta, Canada to Delaware, U.S.A. The domestication of Old MSR into Delaware was required for the merger to become effective. The merger was subsequently approved on October 31, 1997, by written consent of the stockholders of Old MSR.

As part of the merger, the Company issued to Old MSR shareholders one share of common stock of the Company for each of the 13,777,014 outstanding shares of Old MSR common stock. Each of the 12,000,000 shares of common stock of the Company outstanding prior to the merger remained outstanding. The combined total number of outstanding shares is 25,777,014. All such shares are listed for trading on the American Stock Exchange. In addition, the Company paid $4 million of Mercury Exploration Company bank debt. Outstanding warrants to purchase 5.5 million shares of common stock of the Company at $1.25 per share, and 5.5 million shares at $2.00 per share also remained outstanding after the merger, as did Company stock options to purchase an aggregate of 228,570 shares of Company common stock at $0.875 per share granted in lieu of salaries. An outstanding warrant to purchase 280,000 shares of common sock of the Old MSR at $3.375 per share was converted to an equivalent right to acquire shares of the Company.

Three members of Old MSR's Board of Directors, Otto J. Buis, Patrick M. Montalban and Steven M. Morris, together with two independent directors, D. Randall Kent and W. Yandell Rogers, III, were elected to the Board of Directors of Old MSR at its October 30, 1997 meeting. With the completion of the merger, Messrs. Buis, Montalban, Morris, Kent and Rogers became directors of the Company joined by Frank Darden, Thomas F. Darden and Glenn M. Darden, the directors of the Company prior to the merger and also directors of Mercury.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principal Business Activity and Merger (continued)

On October 31, 1997, the Company restructured the Old MSR's revolving credit facility and entered into a new credit agreement with a bank. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years.

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

Major Customers

For the period from Inception March 7, 1997, to December 31, 1997, three purchasers: Rio Vista Energy, Ltd. Montana Power Company and J.N. Petroleum Marketing, Inc., accounted for approximately
42%,   22%   and   11%,  respectively  of  the  Company's   total
consolidated oil and gas sales. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of crude oil in tanks and well equipment spares and supplies.

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

The capitalized costs related to each cost center, including the estimated future costs to develop proved reserves and the costs of production equipment, are amortized using the unit-of-production method based on the estimated net proved reserves as determined by independent petroleum engineers. Investments in unproved properties are not amortized until proven reserves associated with them can be determined or until impairment occurs. Oil and natural gas reserves and production are converted into equivalent units based upon estimated relative energy content.

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

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Properties, Plant and Equipment (continued)

Other plant and equipment are depreciated on the straight-line basis as follows:
     Gas processing plants and gathering systems - over eight years
     Other equipment - over three to seven years

Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed annually (unless economic events warrant more frequent reviews). In addition, a quarterly impairment analysis of aggregated properties is performed by the Company using discounted future net cash flows determined based upon current prices and costs.

Revenue Recognition

The Company recognizes revenue as quantities of oil and gas sold or volumes of gas transported, and utilizes the entitlement method of accounting for oil and gas imbalances. Under this method, the Company recognizes revenue for its proportionate share of volumes sold. Any over-produced amount is recorded as deferred revenue and any under-produced amount is recorded as current revenue and revenue receivable. The Company had no significant over or under-produced positions as of December 31, 1997.

Environmental Compliance and Remediation

Environmental  compliance costs, including on  going  maintenance
and   monitoring,   are  expensed  as  incurred.    Environmental
remediation costs, which improve the condition of a property, are capitalized.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for computing and presenting EPS. SAFES No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share (continued)

number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted weighted average number of shares outstanding includes 16,000 shares for the period attributable to the assumed exercise of dilutive common stock options. Earnings per share amounts for 1997 have been presented to conform to the SFAES No. 128 requirements.

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

Disclosure of Fair Value of Financial Instruments

The  Company's financial instruments include cash, time deposits, accounts  receivable, notes payable, accounts payable  and  long-
term  debt.   The Company estimates that the carrying  amount  of
these items is a reasonable estimate of their fair value.

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

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of gerbil-purpose statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in surplus in the equity section of the statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

2.  PRODUCTION PAYMENT

The Mercury Properties contributed to the Company's by Mercury, upon its inception, were subject to a production payment. Mercury and Supply Development Group, Inc. ( SDG ) entered into a Production Payment Agreement in October 1996. Pursuant to the agreement SDG was entitled to an aggregate of 320,000 barrels of oil produced from certain properties of Mercury, including the Mercury Properties. Mercury could satisfy this obligation by delivering to SDG proceeds from the sale of oil produced rather than delivering the oil "in kind", unless SDG elected to take oil "in kind". Pursuant to the Merger Agreement among the Company, Old MSR, and Mercury dated as of March 26, 1997, as amended, Mercury was entitled to all of the oil revenue and income attributable to the Mercury Properties until the Production Payment Amount had been delivered to SDG; provided that Mercury must reimburse the Company for all costs and expenses of oil production. Mercury's obligation to SDG was satisfied on December 31, 1997. No amounts associated with the Production Payment Agreement are reflected in the Company's financial statements, as the Production Payment Agreement was an obligation of Mercury.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  PRO FORMA CONDENSED CONSOLIDATED DATA - UNAUDITED

The following pro forma condensed consolidated data for the years ended December 31, 1997 and 1996 are presented as if the merger of the Company with Old MSR had been consummated on January 1, 1996. Most of the Company's pro forma revenue and expenses for 1997 and 1996 were subject to a prior forward sale and were excluded from the Company's statements of operations. Oil revenues and direct operating expenses subject to the forward sale for 1997 were approximately $2,180,000 and $2,235,000 respectively, and for 1996 were approximately $689,000 of revenues and $605,000 of associated expenses. For 1996 the oil revenues and associated expenses subject to the forward sale relate to the final three months of 1996. Revenues and expenses associated with the forward sale began to accrue to the Company on January 1, 1998. Pro forma data for the period from January 1, 1997, to March 7, 1997, has been excluded because Company revenue and expenses from sources other than those associated with the forward sale are considered immaterial.



In thousands except for per share amounts.                   Adjusted
                                                              Pro Forma
                                                              Including
                                                             Production
                                                               Payment
1997                                  Historical   Pro Forma    Note 2

Revenue                                    $854       $4,397     $6,577
Expenses                                    824        4,573      6,809
Net income (loss)                           $30        ($176)     ($232)

Basic and diluted earnings (loss) pe      $0.00       ($0.01)    ($0.01)
Weighted average number of
  of shares outstanding                  25,777       25,777     25,777


                                                              Adjusted
                                                              Pro Forma
                                                              Including
                                                             Production
                                                               Payment
   1996                              Historical   Pro Forma     Note 2

Revenue                                  $2,070       $6,446     $7,135
Expenses                                  1,188        6,512      7,117
Net income (loss)                          $882         ($66)       $18

Basic and diluted earnings (loss) per share           ($0.00)     $0.00
Weighted average number of
  of shares outstanding                               25,777     25,777



              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  BANKRUPTCY

On February 2, 1992, Old MSR filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Old MSR elected to voluntarily file for bankruptcy primarily due to its substantial net losses and its inability to negotiate an agreeable restructuring of indebtedness with its then primary lender.

On September 12, 1992, Old MSR filed a plan of reorganization with the Bankruptcy Court which was subsequently amended on December 11, 1992 and March 2, 1993, to reflect agreements between Old MSR and its creditors. As of December 31, 1997, the remaining amounts due to these creditors totaled $150,500.




5. PROPERTIES, PLANT AND EQUIPMENT

Capitalized costs at December 31, 1997, in thousands:

Proved oil and gas properties                $39,930
Unproved oil and gas interests                   847
Accumulated depletion and depreciation       (17,917)
                                              22,860

Gas processing plants and gathering systems    3,851
Other equipment                                  830
Accumulated depletion and depreciation        (3,307)
                                               1,374
                                             $24,234

6.  OTHER ASSETS

Other assets included deferred charges related to the acquisition of long-term debt (amortized over the life of that debt using the effective interest method) and restricted cash (held in a letter of credit in lieu of a plugging and abandonment bond required by the U.S. Environmental Protection Agency). Amounts presented in thousands.




                                 1977

Deferred loan cost                 $118
Less accumulated amortization        (4)
Net deferred loan cost              114

Restricted cash                     241
Total other assets                 $355



7.  NOTE PAYABLE AND LONG-TERM DEBT


                                                       1997
Long-term debt, in thousands, consists of:
Note payable to a bank
  (7.6% at December 31, 1997)                        $10,498

Various pre-petition claims at interest rates ranging
  from 6% to 10%, due in monthly, quarterly and
  annual installments, including interest                150

                                                      10,648
Less current maturities                                  (88)
                                                     $10,560



Long-term debt maturities are as follows, in thousands:

Years Ending December 31,                      Amount

                    1998                           $88
                    1999                            62
                    2000                          None
                    2001                          None
                    2002                        10,498
                 Thereafter                       None

                                               $10,648

As part of the formation of the Company on March 7, 1997, the Company agreed to guarantee the repayment of $4.0 million of debt owed by Mercury Exploration Company to a bank. On October 31, 1997 the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guarantee by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25,000,000 senior secured revolving credit facility with an initial borrowing base of $12,000,000, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 1%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth debt service ratio and and contains certain dividend restrictions.










              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows, in thousands:

                                         1997

Deferred tax assets:
   Operating loss carryforwards          $2,301
   Investment tax credits                   171
     Total deferred tax assets            2,472
   Less valuation allowance


Deferred tax liabilities:
   Properties, plant and equipment        3,473
     Total deferred tax liabilities       3,473

      Net deferred tax liabilities       $1,001

The income tax expense for the period from inception March 7, 1997 to December 31, 1997 was $15,000. This amount represents a deferred provision as no current tax provision or benefit was realized.

The Company has U.S. net operating loss carry-forwards of approximately $6,500,000 available to reduce future U.S. taxable income subject to certain limitations. These U.S. net operating loss carry-forwards begin to expire in 2001. The Company also has Canadian expense carry-forwards totaling approximately $2,000,000 available to reduce future Canadian taxable income. These Canadian expense carry-forwards have no expiration date. Use of these U.S. and Canadian carry-forwards is dependent on future taxable income.

9.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 of common stock with a par value of one cent ($0.01) and 10,000,000 shares of preferred stock with a par value of one cent ($0.01). The Company currently has outstanding 25,777,014 shares of common stock, warrants to purchase additional shares of common stock, 5,550,000 shares at $1.25 per share, 5,550,000 shares at $2.00 per share, and options to purchase 248,570 shares of common stock at $0.875 per share, and common stock warrants for 280,000 shares at $3.375 per share, and 60,000 shares at $0.01 per share.

As a result of the merger of Old MSR with and into the Company on October 31, 1997 pursuant to the terms of the Agreement and Plan of Merger, dated as of March 26, 1997, as amended, among Old
MSR, the Company and Mercury Exploration Company, each outstanding share of common stock, no par value per share, of Old MSR outstanding immediately prior to the effective time of the Merger, was converted into the right to receive one share of common stock, par value $0.01 per share, of the Company. In accordance with Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended, the Company has succeeded to the obligations of Old MSR under the Exchange Act and will continue to file reports with the Securities and Exchange Commission using the Commission File Number (No. 1-8523) utilized by its predecessor. In connection with the Merger, the Company changed its name from Mercury Montana, Inc. to MSR Exploration Ltd.







                Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  STOCKHOLDERS' EQUITY (continued)

Stock Option Plan

The 1997 Stock Option Plan of the Company (the "Plan") was adopted by the Board of Directors of the Company and approved by its shareholders and became effective as of March 7, 1997. The Plan permits the granting of options to purchase shares of the Company's Common Stock. All employees and directors of the Company are eligible to participate in the Plan. An aggregate of 250,000 shares of the Company's Common Stock have been authorized and reserved for issuance under the Plan. The Company's Board of Directors has increased the authorized share to a total of 500,000 shares, subject to shareholder approval. As of December 31, 1997, options to purchase an aggregate of 248,570 shares of the Company's Common Stock have been granted under the Plan at an exercise price of $0.875 per share. Options are totally vested when granted and must be exercised within five years of the date of grant. The Company's Compensation Committee of the Board of Directors determines who shall be granted options under the Plan and the terms thereof, and administers the Plan. No options may be granted under the Plan after March 7, 2007.

No compensation cost has been recognized at date of grant of the stock options because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan the Company's net income would have been reduced
by  $62,000  for  the period ended December 31, 1997.   The  fair
value of the options were calculated in accordance with the Black-Scholes option pricing model using an expected volatility of 26%, expected option term of five years and a risk-free rate of return
of  6%.   Pro  forma basic and diluted earnings  per  share  were
$0.00.

10.  RELATED PARTY TRANSACTIONS

On October 31, 1997, the Company and Mercury Exploration Company (Mercury) have entered into a Management Agreement. Pursuant to the Agreement, Mercury will be managing all of the operations of the Company's various oil and gas properties and gas gathering and compression facilities located in Montana and Texas. Mercury will also provide accounting, administrative and advisory services.

The Company agreed to reimburse Mercury for its costs and expenses incurred in connection with managing such operations and pay a management fee equal to 10 percent of such costs and expenses. The term of the Management Agreement is for two years and thereafter for successive one-year terms. At December 31, 1997 the Company owed Mercury approximately $52,000 for payment of costs incurred on behalf of the Company . No management fee have been paid or accrued for the period ended December 31, 1997.

Mercury owns 6,480,000 shares of the Company's Common Stock and three of Mercury's directors and officers - Frank Darden, Thomas
Darden, and Glenn Darden - are also directors and officers of the Company.





11.  SUPPLEMENTAL CASH FLOW INFORMATION

For the period from inception, March 7, 1997, to December 31, 1997, in thousands:

                                                  1997

Cash paid during the year:
   Interest                                        $134
   Income taxes                                      $0

Non-cash provided from financing activities:
   Purchase of the net assets of Old MSR
     by the issuance of 13,777,014 shares
     of common stock. Amount includes assets
     totaling $20,034,000, including cash of
     $350,000, and liabilities totaling
     $8,496,000, including long-term debt of
     $6,114,000                                  $12,538

   Consideration for financing costs by
      issuance of common stock warrants             $75




MSR Exploration Ltd.
Unaudited Statements of Revenues and Direct Operating Expenses
In Thousands

                                               Twelve Months
                                                 Ended
                                               December 31,
                                                 1996

REVENUES
   Oil sales                                     $1,855
   Gas sales                                        215
     Total revenues                               2,070

DIRECT OPERATION EXPENSES
   Operating expenses                               989
   Production taxes                                 199
     Total expenses                               1,188

EXCESS OF REVENUES OVER DIRECT OPERATING EXPENS    $882


The accompanying notes are an integral part of this statement.


1.  Basis of Presentation

       Historical financial statements reflecting financial position, results of operations and cash flows required by generally accepted accounting principles are not presented for the year ended December 31, 1996, as such information is neither readily available on an individual property basis nor meaningful for the properties included in the Merger. Accordingly, this statement of revenues and direct operating expenses is presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

      The accompanying statement of revenues and direct operating expenses represent the Company's pre-Merger net ownership interest in the properties included in the Merger and are presented on the full cost accrual basis of accounting. Depreciation, depletion, and amortization, allocated general and administrative expenses, interest expense, and income taxes have been excluded because the property interests included in the Merger were from a newly formed business and the expenses incurred would not necessarily be indicative of the expenses to be incurred by the Company after the Merger.

2.  Forward Sale of Oil Revenues

The Mercury Properties were subject to a Production Payment Agreement entered into in October 1996 between Mercury and a third party. The Agreement was the obligation of Mercury and was for the period from October 1, 1996 to December 31, 1997. The Company's oil revenues and associated operating expenses included in the statements of revenues and direct operating expenses do not include any amounts which were subject to the Agreement. The oil revenues and associated expenses relating to the production payment forward sale started accruing to the Company on January 1, 1998.

The oil revenues and associated expenses dedicated to the production payment forward sale from October 1, 1996 through December 31, 1996 were excluded from the Statement of Revenues and Direct Operating Expenses. Such amounts were also excluded form the Company's statement of operations for the period from Inception, March 7, 1997, to December 31, 1997. To provide information about the Company for 1998 and beyond, revenues subject to the forward sales agreement amounted to $689,000 for 1996. Direct operating expenses subject to the sale were $308,000 for 1996.


       DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
                           (Unaudited)

The  following  information  about  the  Company's  oil  and  gas
producing  activities  has  been  prepared  in  accordance   with
Statement of Financial Standards No. 69, Disclosures about Oil and Gas Producing Activities.

The Company believes that the valuation method prescribed by Statement of Financial Standards No. 69 does not provide the best estimate of current economic value of its oil and gas reserves as unproved reserves are not attributed any economic value and the use of year-end price assumptions and a 10% discount rate are arbitrary. The pro forma amounts for 1996 are presented as if the Company had been in existence, owned the Mercury Properties and had been combined with Old MSR since January 1, 1996.

Proved Oil and Gas Quantities

The following information summarizes the Company's estimated net quantities of proved and proved-developed oil and gas reserves. The December 31, 1997 and 1996 end of year reserves are based on estimates of Citadel Engineering Ltd., petroleum consultants.




Year Ended December 31, 1997                   Oil        Gas
                                             (MBbl)      (MMcf)
Proved reserves
  Beginning of year - pro forma              5,281        1,339
  Revisions of previous estimates              686          332
  Purchase of reserves in place - Old MSR    3,646       19,870
  Production                                  (143)       (322)

  End of year                                9,470       21,219

Proved developed reserves
  Beginning of year - pro forma              1,628        1,339

  End of year                                4,412       16,484


Year Ended December 31, 1996 - Pro Forma      Oil        Gas
                                             (MBbl)      (MMcf)
Proved reserves
  Beginning of year                          5,291        1,401
  Revisions of previous estimates              120           25
  Production                                  (130)         (87)

  End of year                                5,281        1,339

Proved developed reserves
  Beginning of year                          1,638        1,401

  End of year                                1,628        1,339


                                            F - 17



DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (continued)
(Unaudited)

The following standardized measure of discounted future net cash flows relating to proved oil and gas reserves has been computed using year-end prices, except where contractual arrangements in place at year-end provide for future prices changes and costs.


                                             As of December 31,
                                              1997        1996
                                                        Pro Forma

Future cash flows                            $178,672   $119,585
Future production and development costs       (70,242)   (71,893)
Future income tax expense                     (25,474)   (10,200)
                                               82,956     37,492
10% annual discount for timing of cash flow   (44,581)   (20,445)

Standardized measure of discounted
  cash flows                                  $38,375    $17,047


The standardized measure of discounted cash flows does not include any value relating to the Company's gathering, processing and transmission of gas reserves owned by other companies.


The following table sets out in aggregate the principle source of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1997, in thousands.


                                                          1997
Sales of oil and gas produced, net of
  production costs                                   $       (531)
Net changes in price and production costs                  (5,628)
Purchase of reserves in place                              20,817
Revisions of previous quantity estimates                    2,908
Development costs incurred during the year                     62
Accretion of discount                                       1,705
Net change in income taxes                                  1,234
Other                                                         761
Net increase (decrease)                                    21,328
Balance at beginning of year - pro forma                   17,047

Balance at end of year                                 $   38,375


                                           F - 18


DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (continued)
(Unaudited)

Costs incurred in oil and gas property acquisition, exploration and development activities, in thousands:


                                           Inception-
                                           March 7,1997
                                               to         Year Ended
                                           December 31,  December 31,
                                              1997          1996

Property acquisition costs                    $19,583           $0

Exploration costs                                $530           $0

Development costs                                 $62          $84



Results of operations from producing activities, in thousands:

                                           Inception-
                                           March 7,1997
                                               to      Year Ended
                                           December 31,December 31,
                                              1997        1996

Oil and gas sales                                $827     $2,070
Operating expenses                               (228)    (1,054)
Production taxes                                  (68)      (199)
Depletion and depreciation                       (220)      (273)
                                                  311        544
Income taxes                                     (106)      (185)
Results of operations from producing activities
  (excluding corporate overhead and
  interest costs)                                $205       $359



                                           F - 19


SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

The following table summarizes selected quarterly financial data for the quarter ended December 31, 1997, in thousands.


                                           December 31,
                                              1997

  Revenue                                        $729

  Net income (loss)                              $(19)

  Basic and diluted earnings
    (loss) per share                             Nil


F - 20


              MSR Exploration Ltd. and Subsidiaries

EXHIBIT INDEX

     Exhibit Number      Description

          2.1* Agreement and Plan of Merger dated as of March 26, 1997, among MSR Exploration Ltd., Mercury Montana, Inc. and Mercury Exploration Company, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of June 17, 1997 and Amendment No. 2 to Agreement and Plan of Merger dated as of September 11, 1997 (included as Appendix "E" to the Proxy Statement/Prospectus) of the second Registration Statement referenced below.

          2.2* Credit Agreement dated October 31, 1997 among MSR Exploration Ltd., as Borrower, The Bank named therein and Banque Paribas, as Agent, relating to a $25,000,000 Revolving Credit Facility. Filed as an exhibit to Form 10-QSB
                    - Quarterly Report, for period ended September 30, 1997 incorporated herein by reference.

          3.3* The Company's Certificate of Incorporation, as amended (included as Appendix "F" to the Proxy Statement/Prospectus) of the second Registration Statement referenced below.

          3.4*      The  Company's Bylaws (included  as  Appendix
                    "G" to the Proxy Statement/Prospectus) of the
                    second   Registration  Statement   referenced
                    below.

          4.1* Common Stock Warrant dated January 13, 1995 issued to Banque Paribas by MSR Exploration Ltd.
          4.2* Form of Common Stock Warrants issued to Mercury Exploration Company, Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne Darden Self, Jack L. Thurber and Jeff Cook by Mercury Montana, Inc., each dated March 7, 1997 and each having an exercise price per share of $1.25.

          4.3* Form of Common Stock Warrants issued to Mercury Exploration Company, Frank Darden, Thomas F. Darden, Glenn M. Darden, Anne
                    Darden Self, Jack L. Thurber and Jeff Cook by Mercury Montana, Inc., each dated March 7, 1997 and each having an exercise price per share of $2.00.

          4.4*      Form  of  Stock  Purchase Warrant  issued  to
                    Mercury  Exploration Company at the Effective
                    Time of the Merger.

          4.5* Form of Certificate representing shares of Common Stock of Mercury Montana, Inc. (to be known as MSR Exploration Ltd.).

          10.1* Form of Management Agreement entered into between the Company and Mercury Exploration
                    Company.

          10.3*     1997   Stock  Option  Plan  of  the  Company,
                    previously  known as Mercury Montana, Inc.

          10.4*     Employment  Agreement between MSR Exploration
                    Ltd. and Patrick M. Montalban.

          10.5*     Wells Agreement.

          10.6*     Purchase  and Sale Agreement between  Mercury
                    Exploration  Company and  Supply  Development
                    Group, Inc.

          10.7*     Production  and  Delivery  Agreement  between
                    Mercury Exploration Company and MCNIC  Oil  &
                    Gas f/k/a Supply Development Group, Inc.

          10.8*     Conveyance of Production Payment from Mercury
                    Exploration Company to MCNIC Oil & Gas  f/k/a
                    Supply Development Group, Inc.

          21.*      Subsidiaries of MSR Exploration Ltd.

          27.       Financial Data Schedule (filed herewith)

* Filed as an exhibit to the Old MSR Registration Statement on Form S-4 (333-29769) and as an exhibit to Mercury Montana's
Registration Statement on Form S-4 (333-29783), and incorporated herein by reference.