Form 10QSB
period 1998-03-31
MSR EXPLORATION LTD
filed 1998-05-14
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM  10-QSB


                           (Mark One)
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
              For the Quarter ended March 31, 1998

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

           612 Eighth Avenue, Fort Worth, Texas 76104
        (Address of principal executive offices)(Zip Code)

 Registrant's telephone number, including area code:  (817) 877-3151


 Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                 Name of Each Exchange
          Title  of Each Class                    on Which Registered
                _________                          __________
            Common Shares,                        United States
           $0.01 par value                     American Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the issuer (1) filed all reports required  to  be filed  by  Section  13  or 15(d) of the Securities  Exchange  Act
during the past 12 months and (2) has been subject to such filing
requirement for the past 90 days.  Yes [ X ]  No [   ]

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a Court. Yes [ ] No [ X ] because there was no distribution of securities under the Registrant's confirmed plan.

    Common Shares outstanding at March 31, 1998:  25,777,014

Transitional Small Business Disclosure Format:  Yes [ ] or No [ X ]





INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the period from inception March 7, 1997 to December 31, 1997 (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP

Fort Worth, Texas
May 12, 1998




PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements

MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED BALANCE SHEETS


                                              March 31,       December 31,
ASSETS                                          1998             1997
                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                     $245,000         $528,000
 Time deposits                                   59,000           59,000
 Accounts receivable                            603,000          507,000
 Inventories                                    267,000          248,000
 Prepaid expenses                                25,000           32,000
     Total current assets                     1,199,000        1,374,000

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                               24,024,000       24,234,000

OTHER ASSETS                                    387,000          355,000
                                            $25,610,000      $25,963,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt              $90,000          $88,000
 Accounts payable                               747,000          652,000
 Accrued liabilities                            354,000          592,000
     Total current liabilities                1,191,000        1,332,000

LONG-TERM DEBT                               10,537,000       10,560,000

DEFERRED INCOME TAXES                           935,000        1,001,000

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value
    Authorized 50,000,000 shares,
    issued and outstanding 25,777,014           258,000          258,000
 Paid in capital in excess of par value      12,812,000       12,812,000
 Foreign currency translation adjustment        (24,000)         (30,000)
 Retained earnings (deficit)                    (99,000)          30,000
                                             12,947,000       13,070,000
                                            $25,610,000      $25,963,000




See Condensed Notes to Consolidated Financial Statements




MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1998
(UNAUDITED)



REVENUE
  Oil sales                                                   $649,000
  Gas sales                                                    431,000
  Interest and other income                                     17,000
     Total revenues                                          1,097,000


EXPENSES
  Operating expenses                                           439,000
  Production taxes                                              82,000
  Depletion and depreciation                                   337,000
  General and administrative                                   221,000
  Interest                                                     212,000
     Total expenses                                          1,291,000

Loss before income taxes                                      (194,000)

Income tax benefit                                              65,000
Net loss                                                     ($129,000)


Basic and diluted earnings (loss) per share                     ($0.01)

Basic weighted average number of shares
  outstanding for the periods                               25,777,014

Diluted weighted average number of shares
  outstanding for the periods                               25,796,000














See Condensed Notes to Consolidated Financial Statements



MSR Exploration Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 1998
(UNAUDITED)



OPERATING ACTIVITIES
   Net loss                                                       ($129,000)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                                    337,000
      Deferred income taxes                                         (65,000)
   Changes in assets and liabilities
      Receivables                                                   (97,000)
      Inventory and prepaid expenses                                (11,000)
      Accounts payable and accrued liabilities                     (132,000)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                       (97,000)

INVESTING ACTIVITIES
   Acquisition of properties and equipment                         (165,000)
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES                     (165,000)

FINANCING ACTIVITIES
   Principal payments on long-term debt                             (21,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                       (21,000)

NET INCREASE (DECREASE) IN CASH                                    (283,000

CASH AT BEGINNING OF PERIOD                                         528,000

CASH AT END OF PERIOD                                              $245,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                              $206,000
















See Condensed Notes to Consolidated Financial Statements




              MSR Exploration Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 1998


Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In  the  opinion  of  management of MSR  Exploration,  Ltd.  (the
"Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Business Formation and Merger

MSR Exploration Ltd. ("the Company") formerly Mercury Montana, Inc. was organized on March 7, 1997 for the purpose of acquiring from Mercury Exploration Company (Mercury) and thereafter exploring, developing and operating all of the Company's oil and natural gas properties located in Montana (the "Mercury Properties"). Upon formation of the Company, Mercury conveyed to the Company the Mercury Properties and associated debt in exchange for a majority of the then outstanding Company Common Stock and warrants to purchase additional shares of Company Common Stock. The Mercury Properties included approximately 75 crude oil producing wells which were subject to a prior production payment, forward-sale agreement between Mercury and a third party covering a period from October 1996 through December 1997. The agreement was the obligation of Mercury; consequently the oil revenue and associated expenses from these properties belonged to Mercury through December 31, 1997, and started accruing to the Company on January 1, 1998.

On March 26, 1997, MSR Exploration Ltd., ("Old MSR"), an Alberta, Canada corporation entered into an agreement with the Company, then known as Mercury Montana, Inc. and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of a merger of the Company and Old MSR. The Company was the surviving corporation in the merger and changed its name to MSR Exploration Ltd. after the merger was effective on October 31, 1997. The merger was accounted for under the purchase method of accounting.

Financial Statement Presentation

Statements of operation for the Company from its inception, March 7, 1997, through the date of the merger with Old MSR, October 31, 1997, are considered immaterial and are not presented in this report. Most of the revenue and associated expenses from the Mercury Properties did not begin to accrue to the Company until January 1, 1998.

Pro forma unaudited condensed consolidated statement of operations for the three months ended March 31, 1997, assuming the merger of the Company and Old MSR had been consummated on January 1, 1997 and had included revenues and expenses from the Mercury Properties subject to the production payment forward sales agreement, would have shown revenues of approximately $1,881,000, income before income taxes of approximately $63,000 and net income of approximately $42,000. The pro forma results are not necessarily indicative of what would have occurred had the merger actually taken place on January 1, 1997.




              MSR Exploration Ltd. and Subsidiaries

ITEM  2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

The Company was organized on March 7, 1997. The founders of the Company contributed approximately 75 crude oil producing wells in northwest Montana, constituting the Mercury Properties in exchange for Company common stock and common stock warrants. These properties were subject to a forward sale of production and consequently the revenues and expenses from the properties did not begin to accrue to the Company until January 1, 1998.

On March 26, 1997, Old MSR, entered into an agreement with the Company, then known as Mercury Montana, Inc., and its majority shareholder at that time, Mercury, both of Fort Worth, Texas, to combine all of the Company's oil and gas assets in Montana with all the oil and gas assets of Old MSR by way of the Merger. The Company was the surviving corporation in the Merger and changed its name to MSR Exploration Ltd. The merger was effective October 31, 1997.

Due to the Company's limited existence the unaudited statement of operations for the three months ended March 31, 1998 will be compared to the unaudited pro forma statement of operations for the three months ended March 31, 1997, which are presented separately in this report.

Revenue. Total revenues for the three months ended March 31, 1998 were $1,097,000, a 42% decrease compared to $1,881,000 of pro forma revenues for the same period in 1997. Oil sales for the 1998 period were $649,000, a decrease of 46% compared to first quarter 1997 pro forma sales of $1,207,000. This decrease was due primarily to a 39% decrease in average price per barrel sold by the Company. Average crude oil prices were $12.06 during the three months ended March 31, 1998 compared to pro forma 1997 price of $19.81. Sale volumes decreased 12% from pro forma barrels of 60,900 in 1997 to 53,800 for the first quarter of 1998. The decrease in oil sales volumes was primarily the result of natural production declines. Gas sales for the first quarter ended March 31, 1998 were $431,000 a 35% decline compared to $659,000 of pro forma sales during the same quarter in 1997. The reduction in gas sales revenues was primarily the result of lower average gas prices the Company received for its gas. In the 1998 quarter, the Company sold its gas at an average price of $2.13 per mcf as compared to the 1997 pro forma price of $2.77 per mcf, a 23% decrease. Gas sales volumes for the three months ended March 31, 1998 were 202,500 mcf, a decrease of 15% compared to 1997 pro forma of 237,700 mcf. Most of the reduction in gas sale volume can be attributed to the Company's Gypsy Highview Gas Plant in northwest Montana, which has been shut-in since December 1997 due to lack of gas production from wells in the area.

Expenses.   Total expenses for the three months ended  March  31,
1998 were $1,291,000, a 29% decrease compared to pro forma expenses of $1,818,000 for the same period in 1997. Management believes a significant portion of the decrease in expenses can be attributed to efficiencies gained as a result of the merger of the Company and Old MSR. Comparing actual expenses for the first quarter of 1998 to pro forma expenses for the same period in 1997 indicates that 1998 operating expense of $439,000 decreased 37%; 1998 production taxes of $82,000 decreased 39%, primarily due to reduced sales; 1998 depletion and depreciation expense of $337,000 was down 23%, the result of lower sales volumes and a reduced depletion rate; general and administrative expenses of $221,000 for 1998 decreased 19%, and interest expense for 1998 of $212,000 decreased 23% due to a reduced interest rate on the Company's long-term debt.

Net Income (Loss). For the first quarter ended March 31, 1998 the net loss was $129,000 compared to pro forma net income of $42,000 for the 1997 period. The 1998 first quarter loss was primarily the result of the extreme decline in crude oil prices.

         PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

The following pro forma consolidated statement of operations for the three months ended March 31, 1997, combine the historical information of the Company adjusted to give the effect to the merger as if the merger had been consummated on January 1, 1997. The Company's oil revenues and associated operating expenses from the Mercury Properties included in the pro forma statements of operation was subject to a prior production payment forward sales agreement between Mercury and a third party for the period of October 1996 through December 31, 1997.

The Mercury Property oil revenues and associated expenses were excluded from the Company's statements of operations for the year ended December 31, 1997, however the revenues and expenses are included in this pro forma statement of operations to provide comparative information about the Company for 1998 and beyond.
The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

The pro forma statement of operations is provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Company included elsewhere in the report. The pro forma information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the periods indicated had the merger been consummated as of January 1, 1997.


MSR Exploration Ltd. and  Subsidiaries
Unaudited Pro Forma Consolidated Statement of Operations
For the Three Months Ended March 31, 1997

REVENUE
  Oil sales                                                  $1,207,000
  Gas sales                                                     659,000
  Interest and other income                                      15,000
     Total revenues                                           1,881,000

EXPENSES
  Operating expenses                                            694,000
  Production taxes                                              135,000
  Depletion and depreciation                                    440,000
  General and administrative                                    273,000
  Interest                                                      276,000
     Total expenses                                           1,818,000

Income before income taxes                                       63,000

Income tax expense                                              (21,000)
Net income                                                      $42,000


Basic and diluted earnings (loss) per share                       $0.00

Basic and diluted weighted average number
  of shares outstanding for the periods                      25,777,014






Liquidity and Capital Resources

The Company finances its operations primarily through a third party credit facility and cash from operations. Net cash provided by operations was ($107,000) for the quarter ended March 31, 1998. The Company believes that its cash flow from operations and funds available under its existing credit facility will be sufficient to fund foreseeable working capital requirements of its operations. However, the Company's capital expenditure programs, principally the drilling of development wells, will be dependent on crude oil pricing in the coming months.

On October 31, 1997 the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guarantee by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25 million senior secured revolving credit facility with an initial borrowing base of $12million, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 0.125%. At March 31, 1998 there was a total of $10,498,000 outstanding under the credit agreement, all of which constituted long-term debt. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, debt service ratio and certain dividend restrictions. For the period ended March 31, 1998, the Company is in compliance with all of the covenants.

Discretionary cash flow, a measure of performance for exploration and production companies, is determined by adjusting net income to eliminate depletion and depreciation expense, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt financing costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures and debt repayment. The Company generated discretionary cash flow for the three months ended March 31, 1998, of approximately $355,000 compared to approximately $779,000 of pro forma discretionary cash flow for the three months ended March 31, 1997.

Prospective Business Combination.

On May 6 1998, the Company announced that it had entered into a letter of intent to merge with Quicksilver Resources Inc., a company affiliated with Mercury Exploration Company and the Darden family of Fort Worth, Texas. The letter of intent contemplates that MSR will be merged into Quicksilver Resources Inc. with MSR shareholders receiving common stock of Quicksilver Resources.

Following completion of the merger, Quicksilver Resources would own interests in 1,200 wells (672 net), with a lease inventory of almost 600,000 gross acres (330,000 net) located in Michigan, Montana, Wyoming, Texas, and Canada. The company's net proved reserves would be in excess of 285 billion cubic feet of gas equivalent (BCFE), having a present value discounted at ten percent (PV-10) of approximately $210 million, based on reserve reports dated January 1, 1998. The combined companies would have projected 1998 revenues of approximately $50 million, operating cash flow of approximately $30 million and net income of approximately $10 million.

Quicksilver Resources is primarily owned by Mercury Exploration Company, Trust Company of the West and an affiliate of Enron Corp. Quicksilver Resources expects to make application to the American Stock Exchange to list the shares of Quicksilver Resources, including the shares to be issued to the MSR shareholders in the merger. Upon consummation of the merger, the MSR shareholders would receive shares of common stock of Quicksilver Resources in exchange for each of their MSR shares, representing approximately 20 percent of the shares of Quicksilver Resources to be outstanding after the merger.

The merger is subject to negotiation and execution of a definitive merger agreement, approval of the shareholders of MSR and Quicksilver Resources, certain regulatory filings and other customary conditions. If approved, the merger is expected to be completed in the third quarter of 1998.



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

Dated:   May 14, 1998

                         MSR Exploration Ltd.



                         By:  /s/  Glenn M. Darden
                              Glenn M. Darden
                              President and Chief Operating Officer




                         By:  /s/  Howard N. Boals
                              Howard N. Boals, Vice President of Finance
                              Chief Accounting Officer