Form 10QSB
period 1998-06-30
MSR EXPLORATION LTD
filed 1998-08-17
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM  10-QSB


                           (Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITY EXCHANGE ACT OF 1934
               For the Quarter ended June 30, 1998

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

           612 Eighth Avenue, Fort Worth, Texas 76104
       (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:  (817) 877-3151


Securities registered pursuant to Section 12(b) of the Exchange Act:
                                           Name of Each Exchange
          Title  of Each Class              on Which Registered
            Common Shares,                   United States
             $0.01 par value              American Stock Exchange


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

     Common Shares outstanding at June 30, 1998:  25,777,014

Transitional Small Business Disclosure Format:  Yes    or No  X




INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of June 30, 1998, and the related condensed consolidated statements of operations for the three month and six month periods and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Fort Worth, Texas
August 5, 1998




PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements

MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED BALANCE SHEETS
In thousands

                                              June 30,       December 31,
ASSETS                                          1998             1997
                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $276             $528
 Time deposits                                      63               59
 Accounts receivable                               439              507
 Inventories                                       299              248
 Prepaid expenses                                   12               32
     Total current assets                        1,089            1,374

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                                  23,840           24,234

OTHER ASSETS                                       344              355
                                               $25,273          $25,963


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                 $69              $88
 Accounts payable                                  458              652
 Accrued liabilities                               291              592
     Total current liabilities                     818            1,332

LONG-TERM DEBT                                  10,885           10,560

DEFERRED INCOME TAXES                              831            1,001

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value
    Authorized 50,000,000 shares,
    issued and outstanding 25,777,014              258              258
 Paid in capital in excess of par value         12,812           12,812
 Foreign currency translation adjustment           (30)             (30)
 Retained earnings (deficit)                      (301)              30
                                                12,739           13,070
                                               $25,273          $25,963




See Condensed Notes to Consolidated Financial Statements

3

MSR Exploration Ltd. and  Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousand, except for per share data
(UNAUDITED)

                                              Three Months     Six Months
                                                 Ended            Ended
                                                June 30,        June 30,
                                                  1998            1998
REVENUE
  Oil sales                                         $581         $1,230
  Gas sales                                          408            839
  Interest and other income                           17             34
     Total revenues                                1,006          2,103


EXPENSES
  Operating expenses                                 387            826
  Production taxes                                   103            185
  Depletion and depreciation                         331            668
  General and administrative                         278            499
  Interest                                           214            426
     Total expenses                                1,313          2,604

Loss before income taxes                            (307)          (501)

Income tax benefit                                   105            170
Net loss                                           ($202)         ($331)


Basic and diluted loss per share                  ($0.01)        ($0.01)

Basic weighted average number of shares
  outstanding for the periods                     25,777         25,777

Diluted weighted average number of shares
  outstanding for the periods                     25,812         25,805












See Condensed Notes to Consolidated Financial Statements

4

MSR Exploration Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOW
Six Months Ended June 30, 1998
(UNAUDITED)
In thousands


OPERATING ACTIVITIES
   Net loss                                                       ($331)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                                    668
      Deferred income taxes                                        (170)
   Changes in assets and liabilities
      Time deposits and receivables                                  64
      Inventory, prepaid expenses and other                         (20)
      Accounts payable and accrued liabilities                     (495)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                      (284)

INVESTING ACTIVITIES
   Acquisition of properties and equipment                         (274)
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES                     (274)

FINANCING ACTIVITIES
   Notes payable, bank proceeds                                     350
   Principal payments on long-term debt                             (44)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                       306

NET INCREASE (DECREASE) IN CASH                                    (252)

CASH AT BEGINNING OF PERIOD                                         528

CASH AT END OF PERIOD                                              $276


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                              $414














See Condensed Notes to Consolidated Financial Statements

 5


              MSR Exploration Ltd. and Subsidiaries
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended June 30, 1998
                           (Unaudited)

Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In  the  opinion  of  management of MSR  Exploration,  Ltd.  (the
"Company"), the Company's Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and its cash flows for the six months ended June 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Pro forma unaudited condensed consolidated statement of operations presented elsewhere in this report, assumes the merger of the Company and Old MSR was consummated on January 1, 1997 and included revenues and expenses from the Mercury Properties which were subject to the production payment/forward sales agreement. Pro forma revenues for the three and six months ended June 30, 1997, would have been approximately $1,484,000 and $3,365,000, respectively; loss before income taxes would have been approximately $277,000 and $214,000 respectively; and the net loss would have been approximately $183,000 and $141,000 respectively. The pro forma results are not necessarily indicative of what would have occurred had the merger actually taken place on January 1, 1997.


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

Due to the Company's limited existence the unaudited statement of operations for the three and six months ended June 30, 1998 will be compared to the unaudited pro forma statement of operations for the three and six months ended June 30, 1997, which are presented separately in this report.

Comparison  of  the Second Quarter Ended June  30,  1998  to  the
Second Quarter Ended June 30, 1997.

Revenue. Total revenues for the three months ended June 30, 1998 were $1,006,000, a 32% decrease compared to $1,484,000 of pro forma revenues for the same period in 1997. Oil sales for the 1998 period were $581,000, a decrease of 44% compared to second quarter 1997 pro forma sales of $1,030,000. This decrease was due primarily to a 35% decrease in average price per barrel sold by the Company. Average crude oil prices were $10.80 per barrel during the three months ended June 30, 1998 compared to pro forma 1997 price of $16.68. Oil sales volumes decreased 13% from pro forma barrels of 61,700 in 1997 to 53,800 for the second quarter of 1998. The decrease in oil sales volumes was primarily the result of natural production declines. Gas sales for the second quarter of 1998 were $408,000, a 2% decline compared to $415,000 of pro forma sales during the same quarter in 1997. The reduction in gas sales revenues was primarily the result of lower production volumes partially offset by increased average gas prices the Company received for its gas. In the 1998 quarter, the Company sold its gas at an average price of $2.16 per mcf as compared to the 1997 pro forma price of $1.82 per mcf, a 19% increase. Gas sales volumes for the three months ended June 30, 1998 were 188,500 mcf, a decrease of 18% compared to 1997 pro forma of 228,600 mcf. Most of the reduction in gas sale volume can be attributed to the Company's Gypsy Highview Gas Plant in northwest Montana, which has been shut-in since December 1997 due to lack of gas production from wells in the area.

Expenses. Total expenses for the three months ended June 30, 1998 were $1,313,000, a 25% decrease compared to pro forma expenses of $1,761,000 for the same period in 1997. Management believes a significant portion of the decrease in expenses can be attributed to efficiencies gained as a result of the merger of the Company and Old MSR. Comparing actual operating expenses for the second quarter of 1998 to pro forma expenses for the same period in 1997 indicates that 1998 operating expense of $387,000 decreased 46%; 1998 production taxes of $103,000 decreased 6%, primarily due to reduced sales; 1998 depletion and depreciation expense of $331,000 was down $90,000, the result of lower sales volumes and a reduced depletion rate and general and administrative expenses of $278,000 for 1998 increased 18%. General and administrative expenses for the 1998 quarter includes $85,000 of cost associated with the proposed merger to Quicksilver Resources Inc. If the merger costs had not been incurred G&A expenses would have decreased 18%. Interest expense of $214,000 for 1998 reflected a decrease of 23% due to a reduced interest rate on the Company's long-term debt.
Net Loss. For the second quarter ended June 30, 1998, the net loss was $202,000 compared to pro forma net loss of $183,000 for the 1997 period. The 1998 second quarter loss was primarily the result of the extreme decline in crude oil prices and also includes $85,000 of merger expense. The 1997 loss was the result, in part, of additional operating expenses incurred to increase production and increase operating efficiencies.


Comparison  of the Six Months Ended June 30, 1998 to  Six  Months
Ended June 30, 1997.

Revenues. Revenues for the first half of 1998 were $2,103,000, a 38% decrease compared to pro forma revenues for the same period in 1997, due primarily to the lower price from oil and gas production. Oil sales for the 1998 period were $1,230,000, 45% lower than the 1997 pro forma oil sales of $2,237,000. During the 1998 period the Company sold its crude oil for an average price of $11.43 per barrel compared to a 1997 average of $18.23, a decrease of 37%. Oil sales volumes were 107,600 barrels for the first six months of 1998, a decrease of 12% due to natural production declines and the result of shutting-in uneconomic wells. Gas sales for the first half of 1998 were $839,000 or $235,000 (22%) less than 1997 pro forma sales of $1,074,000. The average price per mcf sold was $2.15 in 1998 compared to $2.30 in 1997. Gas volumes decreased from 466,300 pro forma mcf of sales in 1997 to 391,000 mcf in 1998.

Expenses. Total expenses for the six months ended June 30, 1998, were $2,604,000, a decrease of 27% over the pro forma for 1997 of $3,579,000. As stated previously, management believes the overall reduction in expenses is the result of efficiencies gained from the merger of the Company and Old MSR. Operating expenses of $826,000 in 1998 decreased $586,000 or 41%. The 1997 operating expenses were higher, in part, due to additional cost incurred to increase production and operating efficiencies. Production taxes were $185,000 in 1998, a decrease of 24% due primarily to reductions in product sales. Depletion and depreciation expense in the 1998 period was $668,000 or 22% less than pro forma 1997 of $861,000 primarily due to reduced sales volumes and a lower depletion rate. General and administrative expenses for the 1998 period were $499,000 a decrease of 2% compared to $509,000 in 1997. If merger costs totaling $85,000 had not been included, G&A expenses would have decreased 19%. Interest expense decreased 23% primarily due to a reduction of interest rates on long-term debt.

Net Loss. The first half of 1998 results of operations shows a net loss of $331,000 compared to pro forma net loss for the same period in 1997 of $141,000. During 1998 the Company reduced expenses 27%, which was not sufficient to overcome the sharp decline in crude oil prices and a decrease in production.


         PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following pro forma consolidated statement of operations for the three and six months ended June 30, 1997, combine the historical information of the Company adjusted to give the effect to the merger as if the merger had been consummated on January 1, 1997. The Company's oil revenues and associated operating expenses from the Mercury Properties included in the pro forma statements of operations were subject to a prior production payment/ forward sales agreement between Mercury and a third party for the period of October 1996 through December 31, 1997.

The Mercury Property oil revenues and associated expenses were excluded from the Company's statements of operations for the year ended December 31, 1997, however the revenues and expenses are included in this pro forma statements of operations to provide comparative information about the Company for 1998 and beyond.
The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

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



MSR Exploration Ltd

UNAUDITED PRO FORMA
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except for per share data


                                                Three Months    Six Months
                                                   Ended           Ended
                                                  June 30,       June 30,
                                                    1997           1997
REVENUE
  Oil sales                                        $1,030        $2,237
  Gas sales                                           415         1,074
  Interest and other income                            39            54
     Total revenues                                 1,484         3,365

EXPENSES
  Operating expenses                                  718         1,412
  Production taxes                                    109           244
  Depletion and depreciation                          421           861
  General and administrative                          236           509
  Interest                                            277           553
     Total expenses                                 1,761         3,579

Loss before income taxes                             (277)         (214)

Income tax expense                                     94            73
Net loss                                            ($183)        ($141)


Basic and diluted loss per share                   ($0.01)       ($0.01)

Basic and diluted weighted average number
  of shares outstanding for the periods            25,777        25,777

















9


Liquidity and Capital Resources

The Company finances its operations primarily through a third party credit facility and cash from operations. Net cash used in operations was $283,000 for the six months ended June 30, 1998.
The Company believes that its cash from operations and funds available under its existing credit facility will be sufficient to fund foreseeable working capital requirements of its operations. However, the Company's capital expenditure programs, principally the drilling of development wells, will be dependent on crude oil pricing in the coming months.

On October 31, 1997 the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guarantee by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25 million senior secured revolving credit facility with an initial borrowing base of $12 million, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus
0.125%.   At  June  30,  1998 there was a  total  of  $10,848,000
outstanding under the credit agreement, all of which constituted long-term debt. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, debt service ratio and certain dividend restrictions. For the period ended June 30, 1998, the Company is in compliance with all of the covenants except for the interest coverage ratio set at 2 to 1. The bank has waived the requirement for the remainder of 1998.

Discretionary cash flow, a measure of performance for exploration and production companies, is determined by adjusting net income to eliminate depletion and depreciation expense, deferred income tax, gain (loss) on sale of assets and non-cash amortization of debt financing costs. The effects of working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures and debt repayment. The Company generated discretionary cash flow for the six months ended June 30, 1998, of approximately $593,000 compared to approximately $1,200,000 of pro forma discretionary cash flow for the six months ended June 30, 1997.


Prospective Business Combination.

On May 6, 1998, the Company announced that it had entered into a letter of intent to merge with Quicksilver Resources Inc., a company affiliated with Mercury Exploration Company and the Darden family of Fort Worth, Texas. The letter of intent contemplates that MSR will be merged into Quicksilver Resources Inc. with MSR shareholders receiving common stock of Quicksilver Resources.

Following completion of the merger, Quicksilver Resources would own interests in 1,200 wells (672 net), with a lease inventory of almost 600,000 gross acres (330,000 net) located in Michigan, Montana, Wyoming, Texas, and Canada. The company's net proved reserves would be in excess of 285 billion cubic feet of gas equivalent (BCFE), having a present value discounted at ten percent (PV-10) of approximately $210 million, based on reserve reports dated January 1, 1998. Separately, Quicksilver has reported revenues for the six months ended June 30, 1998 of approximately $19.3 million, with operating cash flow of approximately $12.8 million and net income of approximately $4.8 million.

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

The merger is subject to negotiation and execution of a definitive merger agreement, approval of the shareholders of MSR and Quicksilver Resources, certain regulatory filings and other customary conditions. If approved, the merger is expected to be completed in the fourth quarter of 1998.

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

Dated:   August 14, 1998

                         MSR Exploration Ltd.



                         By:  /s/  Glenn M. Darden
                              Glenn M. Darden
                              President and Chief Operating Officer




                         By:  /s/ Howard N. Boals
                              Howard N. Boals, Vice President of Finance
                              Chief Accounting Officer