Form 10QSB
period 1998-09-30
MSR EXPLORATION LTD
filed 1998-11-16
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                        FORM  10-QSB


                         (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITY EXCHANGE ACT OF 1934
          For the Quarter ended September 30, 1998

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

Common Shares outstanding at September 30, 1998:  25,777,014

 Transitional Small Business Disclosure Format:  Yes      or
                           No  X ]


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of MSR Exploration Ltd. and Subsidiaries
Fort Worth, Texas

We have reviewed the accompanying condensed consolidated balance sheet of MSR Exploration Ltd. and subsidiaries (the Company) as of September 30, 1998, and the related condensed consolidated statements of operations for the three month and nine month periods and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

Fort Worth, Texas
November 10, 1998








PART  I -  FINANCIAL INFORMATION
ITEM 1. Financial Statements

MSR Exploration Ltd. and  Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands

                                                 September 30, December 31,
ASSETS                                              1998           1997
                                                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                             $277        $528
 Time deposits                                           63          59
 Accounts receivable                                    432         507
 Inventories                                            257         248
 Prepaid expenses                                         4          32
     Total current assets                             1,033       1,374

PROPERTIES, PLANT AND EQUIPMENT - NET
 ("full cost")                                       23,842      24,234

OTHER ASSETS                                            339         355
                                                    $25,214     $25,963


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                      $48         $88
 Accounts payable                                     1,035         652
 Accrued liabilities                                    288         592
     Total current liabilities                        1,371       1,332

LONG-TERM DEBT                                       10,874      10,560

DEFERRED INCOME TAXES                                   636       1,001

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value
    Authorized 50,000,000 shares,
    issued and outstanding 25,777,014                   258         258
 Paid in capital in excess of par value              12,812      12,812
 Foreign currency translation adjustment                (43)        (30)
 Retained earnings (deficit)                           (694)         30
                                                     12,333      13,070
                                                    $25,214     $25,963




See Notes to Condensed Consolidated Financial Statements

3







MSR Exploration Ltd. and  Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except for per share data
(UNAUDITED)

                                         Three Months  Nine Months
                                            Ended        Ended
                                         September 30,  September 30,
                                             1998          1998
REVENUE
 Oil sales                                       $545      $1,775
 Gas sales                                        339       1,178
 Interest and other income                         16          50
    Total revenues                                900       3,003


EXPENSES
 Operating expenses                               556       1,382
 Production taxes                                  65         250
 Depletion and depreciation                       306         974
 General and administrative                       328         827
 Interest                                         218         644
    Total expenses                              1,473       4,077

Loss before income taxes                         (573)     (1,074)

Income tax benefit                                180         350
Net loss                                        ($393)      ($724)


Basic and diluted loss per share               ($0.02)     ($0.03)

Basic weighted average number of shares
 outstanding for the periods                   25,777      25,777

Diluted weighted average number of shares
 outstanding for the periods                   25,777      25,777












See Notes to Condensed Consolidated Financial Statements

4




MSR Exploration Ltd. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
Nine Months Ended September 30, 1998
In thousands
(UNAUDITED)



OPERATING ACTIVITIES
   Net loss                                                ($724)
   Charges and credits to net loss not affecting cash
      Depletion and depreciation                             974
      Deferred income taxes                                 (365)
   Changes in assets and liabilities
      Time deposits and receivables                           71
      Inventory, prepaid expenses and other                   22
      Accounts payable and accrued liabilities                79
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                 57

INVESTING ACTIVITIES
   Acquisition of properties and equipment                  (582)
NET CASH FROM (USED FOR) INVESTING  ACTIVITIES              (582)

FINANCING ACTIVITIES
   Notes payable, bank proceeds                              350
   Principal payments on long-term debt                      (76)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                274

NET INCREASE (DECREASE) IN CASH                             (251)

CASH AT BEGINNING OF PERIOD                                  528

CASH AT END OF PERIOD                                       $277



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for interest expense                       $626













See Notes to Condensed Consolidated Financial Statements

 5

            MSR Exploration Ltd. and Subsidiaries
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended September 30, 1998
                         (Unaudited)

Note 1.  ACCOUNTING POLICIES AND DISCLOSURES

In the opinion of management of MSR Exploration, Ltd. (the "Company"), the Company's Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and its cash flows for the nine months ended September 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Financial Statement Presentation

Statements of operations and cash flows for the Company from its inception, March 7, 1997, through the date of the merger with Old MSR, October 31, 1997, are considered immaterial and are not presented in this report. Most of the revenue and associated expenses from the Mercury Properties did not begin to accrue to the Company until January 1, 1998.

Pro forma unaudited condensed consolidated statement of operations presented elsewhere in this report, assumes the merger of the Company and Old MSR was consummated on January 1, 1997 and included revenues and expenses from the Mercury Properties which were subject to the production payment/forward sales agreement. Pro forma revenues for the three and nine months ended September 30, 1997, would have been approximately $1,601,000 and $4,966,000, respectively; loss before income taxes would have been approximately $164,000 and $378,000 respectively; and the net loss would have been approximately $108,000 and $249,000 respectively. The pro forma results are not necessarily indicative of what would have occurred had the merger actually taken place on January 1, 1997.


            MSR Exploration Ltd. and Subsidiaries

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2.  NOTES PAYABLES AND LONG-TERM DEBT


                                  September 30,     December 31,
                                      1998             1997
Long-term debt consists of:
Note payable to a bank
  (7.5% at September 30, 1998)      $10,848,000     $10,498,000

Various pre-petition claims at
interest rates ranging
From 6% to 10%, due in monthly,
quarterly and
Annual installments, including
interest                                 74,000         150,000

                                     10,922,000      10,648,000

Less current maturities
                                         48,000          88,000
                                    $10,874,000     $10,560,000

On October 31, 1997 the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guaranteed by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The new agreement is for a $25 million senior secured revolving credit facility with a current borrowing base of $12 million, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 0.125%. The collateral for this loan agreement consists of substantially all of the existing assets of the Company and any future reserves acquired. The loan agreement contains certain restrictive covenants, which, among other things, require the maintenance of a minimum current ratio, net worth, debt service ratio and certain dividend restrictions. For the period ended September 30, 1998, the Company is in compliance with all of the covenants except for the interest coverage ratio set at 2 to 1. The bank has waived the requirements for the period ended September 30, 1998 and for the remainder of 1998.

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

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto for the nine month period ended September 30, 1998 and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

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

Due to the Company's limited existence the unaudited statement of operations for the three and nine months ended September 30, 1998 will be compared to the unaudited pro forma statement of operations for the three and nine months ended September 30, 1997, which are presented separately in this report.

Comparison of the Third Quarter Ended September 30, 1998 to the Third Quarter Ended September 30, 1997.

Revenue. Total revenues for the three months ended September 30, 1998 were $900,000, a 44% decrease compared to $1,601,000 of pro forma revenues for the same period in 1997. Oil sales for the 1998 period were $545,000, a decrease of 42% compared to third quarter 1997 pro forma sales of $932,000. This decrease was due primarily to a 38% decrease in average price per barrel sold by the Company. Average crude oil prices were $10.17 per barrel during the three months ended September 30, 1998 compared to pro forma 1997 price of $16.48. Oil sales volumes decreased 5% from pro forma barrels of 56,600 in 1997 to 53,600 for the third quarter of 1998. The decrease in oil sales volumes was primarily the result of natural production declines. Gas sales for the third quarter of 1998 were $339,000, a 48% decline compared to $654,000 of pro forma sales during the same quarter in 1997. The reduction in gas sales revenues was primarily the result of lower production volumes and a decrease in the average gas prices the Company received for its gas. In the 1998 quarter, the Company sold its gas at an average price of $1.78 per mcf as compared to the 1997 pro forma price of $2.34 per mcf, a 24% decrease. Gas sales volumes for the three months ended September 30, 1998 were 190,000 mcf, a decrease of 32% compared to 1997 pro forma of 279,000 mcf. Most of the reduction in gas sales volumes can be attributed to the Company's gas plant in northwest Montana, by contract were shut-ins all summer and natural production declines.

Expenses. Total expenses for the three months ended September 30, 1998 were $1,473,000, a 17% decrease compared to pro forma expenses of $1,765,000 for the same period in 1997. Management believes a significant portion of the decrease in operating expenses can be attributed to efficiencies gained as a result of the merger of the Company and Old MSR. Comparing actual operating expenses for the third quarter of 1998 to pro forma expenses for the same period in 1997 indicates that 1998 operating expenses of $556,000 decreased 16%; 1998 production taxes of $65,000 decreased 45%, primarily due to reduced sales; 1998 depletion and depreciation expense of $306,000 was down 38%, the result of lower sales volumes and a reduced depletion rate and general and administrative expenses of $328,000 for 1998 increased 55%. General and administrative expenses for the 1998-quarter includes $81,000 of cost associated with the proposed merger with Quicksilver Resources Inc. If the merger costs had not been incurred G&A expenses would have increased 16%. Interest expense of $218,000 for 1998 reflected a decrease of 23% due to a reduced interest rate on the Company's long-term debt.

Net Loss. For the third quarter ended September 30, 1998, the net loss was $393,000 ($0.02 per share) compared to pro forma net loss of $108,000 for the 1997 period. The 1998 third quarter loss was primarily the result of the extreme decline in crude oil and gas prices, reduced sales volumes, and also include $81,000 of merger expenses.

Comparison  of the Nine Months Ended September 30,  1998  to
Nine Months Ended September 30, 1997.

Revenues. Revenues for the first nine months of 1998 were $3,003,000, a 40% decrease compared to pro forma revenues for the same period in 1997, due primarily to the lower price from oil and gas production. Oil sales for the 1998 period were $1,775,000, 44% lower than the 1997 pro forma oil sales of $3,169,000. During the 1998 period the Company sold its crude oil for an average price of $11.01 per barrel compared to a 1997 average of $17.68, a decrease of 38%. Oil sales volumes were 161,200 barrels for the first nine months of 1998, a decrease of 10% compared to the 1997 period and was due to natural production declines and the result of shutting-in uneconomic wells. Gas sales for the first nine months of 1998 were $1,178,000 or $550,000 (32%)
less than 1997 pro forma sales of $1,728,000. The average price per mcf sold was $2.03 in 1998 compared to $2.33 in 1997. Gas volumes decreased from 745,400 pro forma mcf of sales in 1997 to 581,000 mcf in 1998 primarily due to declines in production and lower gas plant sales.

Expenses. Total expenses for the nine months ended September 30, 1998, were $4,077,000, a decrease of 24% over the pro forma for 1997 of $5,344,000. As stated previously, management believes the overall reduction in operating expenses is the result of efficiencies gained from the merger of the Company and Old MSR. Operating expenses of $1,382,000 in 1998 decreased $689,000 or 33%. Production taxes were $250,000 in 1998, a decrease of 31% due primarily to reductions in product sales. Depletion and depreciation expense in the 1998 period was $974,000 or 28% less than pro forma 1997 of $1,354,000 primarily due to reduced sales volumes and a lower depletion rate. General and administrative expenses for the 1998 period were $827,000 an increase of 15% compared to $721,000 in 1997. If merger costs totaling $166,000 had not been included, G&A expenses would have decreased 8%. Interest expense decreased 23% primarily due to a reduction of interest rates on long-term debt.

Net Loss. The first nine months of 1998 results of operations shows a net loss of $724,000 ($0.03 per share) compared to a pro forma net loss for the same period in 1997 of $249,000 ($0.01 per share). During 1998 the Company reduced expenses 24%, which was not sufficient to overcome the sharp decline in crude oil prices and a decrease in production.


PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The following pro forma consolidated statement of operations for the three and nine months ended September 30, 1997, combine the historical information of the Company adjusted to give effect to the merger as if the merger had been consummated on January 1, 1997. The Company's oil revenues and associated operating expenses from the Mercury Properties included in the pro forma statements of operations were subject to a prior production payment/ forward sales agreement between Mercury and a third party for the period of October 1996 through December 31, 1997.

The Mercury Property oil revenues and associated expenses were excluded from the Company's statements of operations for the year ended December 31, 1997, however the revenues and expenses are included in these pro forma statements of operations to provide comparative information about the Company for 1998 and beyond. The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

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

MSR Exploration Ltd. and  Subsidiaries

UNAUDITED PRO FORMA

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months     Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                               1997             1997
REVENUE
 Oil sales                                         $932         $3,169
 Gas sales                                          654          1,728
 Interest and other income                           15             69
    Total revenues                                1,601          4,966

EXPENSES
 Operating expenses                                 659          2,071
 Production taxes                                   119            363
 Depletion and depreciation                         493          1,354
 General and administrative                         212            721
 Interest                                           282            835
    Total expenses                                1,765          5,344

Loss before income taxes                           (164)          (378)

Income tax benefit                                   56            129

Net loss                                          ($108)         ($249)

Basic and diluted loss per share                  $0.00          $0.01
Basic and diluted weighted average number
 of shares outstanding for the periods           25,777         25,777
















10

Liquidity and Capital Resources

The Company finances its operations primarily through a third party credit facility and cash from operations. Net cash from operations was $57,000 for the nine months ended September 30, 1998. The Company believes that its cash from operations and funds available under its existing credit facility will be sufficient to fund foreseeable working capital requirements of its operations. However, the Company's capital expenditure programs, principally the drilling of development wells, will be dependent on crude oil pricing in the coming months.

On October 31, 1997 the Company restructured the Old MSR revolving credit facility and entered into a new credit agreement with a bank. Proceeds from the new facility were used to repay the $4.0 million of debt guaranteed by the Company and repay $6.0 million of debt owed by Old MSR. The closing of the loan was subject to the successful completion of the Company's merger with Old MSR. The agreement is for a $25 million senior secured revolving credit facility with a current borrowing base of $12 million, which matures in five years. The Company can designate the interest rate on amounts outstanding at either the London Interbank Offered Rate (LIBOR) + 1.75%, or bank prime plus 0.125%. At September 30, 1998 there was a total of $10,848,000 outstanding under the credit agreement, all of which constituted long-term debt.

For the nine months ended September 30, 1998 the Company had EBITDA of $544,000 compared to pro forma for the same period last year of $1,811,000. EBITDA is calculated by adding interest, income taxes, and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings, or operating earnings, as defined by generally accepted accounting principles, as an indicator of the Company's financial performance, as an alternative to cash flow as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

Year 2000 Issue

MSR has been evaluating and assessing the business risks and exposures related to the Year 2000. This evaluation and assessment of the extent of the risks and exposures related to MSR's information systems, including embedded logic devices, and related to MSR's customers, suppliers, financial institutions, and other constituencies should be substantially completed during 1998. Since 1995, MSR and its predecessors have replaced all major information systems with Year 2000 compliance as a criterion, therefore, MSR does not currently expect to incur any material amount of expense associated with the remediation of its major information systems.

With respect to the risks and exposures related to MSR's customers, partners, suppliers, financial institutions, and other constituencies and the resulting potential impact on MSR's business operations and financial condition, MSR has initiated formal communications with its customers, suppliers, financial institutions and other constituencies to mitigate or prevent such risks and exposures.

Prospective Business Combination.

Effective September 8, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization to merge with Quicksilver Resources Inc. (Quicksilver), a company affiliated with Mercury Exploration Company and the Darden family of Fort Worth, Texas. MSR will merge with and into Quicksilver, with Quicksilver as the surviving corporation. As a result of the merger, MSR stockholders will receive one share of Quicksilver common stock for each 10 shares of MSR common stock.

Following completion of the merger, Quicksilver would own interests in 1,200 wells (672 net), with a lease inventory of almost 600,000 gross acres (330,000 net) located in Michigan, Montana, Wyoming, Texas, and Canada. The company's net proved reserves would be in excess of 285 billion cubic feet of gas equivalent (BCFE), having a present value discounted at ten percent (PV-10) of approximately $148 million, based on reserve reports dated January 1, 1998. Separately, Quicksilver has reported revenues for the nine months ended September 30, 1998 of approximately $49.4 million, with operating cash flow of approximately $19.8 million and net income of approximately $4.7 million.

Quicksilver is primarily owned by Mercury Exploration Company, Trust Company of the West and an affiliate of Enron Corp. Quicksilver expects to make application to the American Stock Exchange to list its shares including the shares to be issued to the MSR shareholders in the merger. Upon consummation of the merger, the MSR shareholders would receive shares of common stock of Quicksilver in exchange for each of their MSR shares, representing approximately 20% of the shares of Quicksilver to be outstanding after the merger.

The merger is subject to approval of the shareholders of MSR and Quicksilver, certain regulatory filings and other customary conditions. If approved, the merger is expected to be completed in the fourth quarter of 1998.

              MSR Exploration Ltd. and Subsidiaries

PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings:  None

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM  4.   Submission of Matters to a Vote of  Security  Holders:
None

ITEM 5.  Other Information:  None

ITEM 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits

     Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K:

     On September 8, 1998, the Company filed a Form 8-K Current Report, which announced that effective September 8, 1998, MSR Exploration Ltd., a Delaware corporation ("MSR"), and Quicksilver Resources Inc. (Quicksilver), a Delaware corporation, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") pursuant to which MSR will merge with and into Quicksilver as the surviving corporation.

                      MSR EXPLORATION LTD.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 13, 1998

                         MSR Exploration Ltd.


                         By:  /s/ Glenn M. Darden
                             Glenn M. Darden
                             President and Chief Operating Officer


                         By:  /s/ Howard N. Boals
                             Howard N. Boals, Vice President of Finance
                             Chief Accounting Officer