Form 10KSB/A
period 1997-12-31
MSR EXPLORATION LTD
filed 1998-12-28
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM  10-KSB/A

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

Comparison of Historical Data

Due to the limited existence of the Company, comparisons of the Company's and it predecessor's results of operations may not be meaningful. The Company's 1997 results of operations include the Company's predecessor from January 1, 1997 through March 6, 1997 and the Company's from inception March 7, 1997 through December 31, 1997. Most of the revenues and expenses from the Mercury properties do not begin to accrue to the Company until January 1, 1998. The 1996 Company results (from its predecessor) include the results of operations from the Mercury properties. References to MSR or the Company include the Predecessor Company, unless the context requires otherwise.

Comparison of the twelve months ended December 31, 1997 to twelve months ended December 31, 1996.

Revenue. The Company had revenues of $911,000 for 1997 compared to $2,070,000. Oil sales for 1997 were $257,000 on volumes of approximately 14,800 barrels of oil at an average sales price of $17.34 per barrel compared to 1996 oil sales of $1,855,000 of approximately 96,300 barrels of oil at an average sales price of $19.25 per barrel. The average sales price of oil declined 10 percent from 1996 to 1997. Gas sales for 1997 were $627,000 on volumes of approximately 283,700 Mcf of gas at an average sales price of $2.21 per Mcf compared to 1996 sales of $215,000 on volumes of approximately 97,300 Mcf at an average sales price of $2.21.

Expenses. Total expenses for 1997 were $827,000 compared to $1,938,000 for 1996. Operating expenses for 1997 totaled $228,000 and averaged $3.68 per barrel of oil equivalent. The 1996 operating expenses were $1,054,000 and average $9.37 per barrel of oil equivalent. The large variance in operating costs per barrel in 1996 was because general and administrative costs were allocated to producing properties, there was high maintenance and there was extensive workover costs incurred. Product taxes in 1997 were $75,000, which was 8.2 percent of sales. In 1996 production taxes were $199,000 or 9.6 percent of sales. The variance in percentage was due to higher property taxes on producing properties in 1996. In 1997 the general and administrative expense was $146,000. Interest expense for 1997 was $147,000 compared to $273,000 for 1996. Interest rates averaged approximately 8.5 percent in 1997 and 9.1 percent in 1996.

Income taxes were calculated based on the statutory rate of 34 percent.

Net  Income.   Earnings for 1997 were  $56,000  compared  to
$87,000 for 1996.

Comparison of as Adjusted Financial Data.

The pro forma statements of operations including the as adjusted financial data which include the forward sale/ production payment adjustments, for the year ended December 31, 1997 and the year ended December 31, 1996 are presented immediately after the following comparisons. The comparisons are of the as adjusted financial data columns.

Revenue. Total adjusted financial data revenues for the year ended December 31, 1997 were $6,634,000, an 7 percent decrease compared to revenues of $7,135,000 for 1996. Oil sales were $4,151,000 in 1997, a 15% decrease compared to $4,908,000 in 1996. This decrease was attributable to a 10 percent decrease in average price per barrel sold from $19.25 in 1996 to $17.34 in 1997. Sale volumes decreased 6 percent from 255,000 barrels sold in 1996 to 239,000 barrels in 1997. The decrease in sales volumes was due primarily to natural production declines. Adjusted financial data gas sales in 1997 were $2,388,000, an 10 percent increase compared to $2,168,000 in 1996. An average gas sales price of $2.21 per Mcf was approximately the same for both periods. Gas sales volumes in 1997 were 1,054,000 Mcf, an increase of 8 percent compared to 977,000 Mcf in 1996. This increase in gas sales volumes was in part due to increased sales from gas plants.

Expenses. Total adjusted financial data expenses for 1997 were $6,945,000, a decrease of 2 percent compared to $7,108,000 for 1996. Operating expenses increased 3% from 1996 to 1997 primarily due to an increase in gas plant operating expenses. Production taxes and depletion and depreciation expenses were down 3 and 6 percent, respectively, due to the reduction in sales revenues. General and administrative expenses for 1997 were $937,000, an 8 percent decrease compared to $1,018,000 for 1996. This decrease was the result of cost cutting efforts, which were begun during the fourth quarter of 1997. Interest expense declined 6 percent in 1997 to $1,042,000 compared to $1,107,000 in 1996. The reduction in interest expense was due to reduced interest rates in the fourth quarter of 1997 and reduction of debt throughout 1997.

Net income (loss).  For 1997 the adjusted financial data net loss  was  $205,000 compared to a net income of $18,000  for
1996.   The  1997 loss was primarily due to lower crude  oil
prices.

The following pro forma consolidated statements of operations and as adjusted financial data for the years ended December 31, 1997 and 1996 combine the historical information of the Company, the Company predecessor and Old MSR adjusted to give effect to the Merger and the related pro forma adjustments which are based on estimates and assumptions explained in further detail in Notes to these statements. The as adjusted financial data includes the results of operations from forward sale, see Note 2. The pro forma statements of operations for the years ended
December 31, 1997 and 1996, reflect the consolidated operations of the Company and Old MSR as if the merger had been consummated as of January 1, 1996.

The pro forma statements of operations and adjusted financial data are provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Company included elsewhere in this Form 10-KSB. The information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the periods indicated had the Merger been consummated as of January 1, 1996. The Merger was accounted for under the purchase method of accounting with the Company considered the accounting acquirer.





MSR Exploration Ltd.
Unaudited Pro Forma Consolidated Statement of Operations
 and Adjusted Financial Data
For the Year Ended December 31, 1997
In thousands of dollars except for per share amounts

                                                                  As Adjusted
                                                                   Financial
                                                        Production   Data
               Company                                   Payment   Including
                Pred-            Old   Adjust-           Adjust-   Production
                ecessor   MSR    MSR   ments   Pro Forma  ments    Payment
               Note 1(a) Note 1                Note 2     Note 2
REVENUES
Oil sales           $0    $257   $1,714     0   $1,971     $2,180   $4,151
Gas sales           57     570    1,761     0    2,388               2,388
Int & other                 27       68             95                  95
Total revenues      57     854        3     0    4,454      2,180    6,634


EXPENSES
Operating expenses   0     228    1,255          1,483      1,326    2,809
Production taxes     7      68      283            358        210      568
Depletion and depr  10     220    1,169  (248)(b 1,151        438    1,589
General and admin    0     146      791            937                 937
Interest                   147      605            752        290    1,042
Total expenses      17     809        4  (248)   4,681      2,264    6,945

Income(loss)
before income tax   40      45     (560)  248     (227)       (84)    (311)

Income tax benefit
 (expense)         (14)    (15)     190   (84)(d    77         29      106

Net income (loss)  $26     $30    ($370) $164    ($150)      ($55)   ($205)

Per share net
 income (loss)   $0.00   $0.00   ($0.03)        ($0.01)             ($0.01)

Weighted average
 number of
 shares
 outstanting    12,000  12,000    13,773         25,777              25,777










See Notes to Pro Forma Consolidated Financial Statements




MSR Exploration Ltd.
Unaudited Pro Forma Consolidated Statement of Operations
  and Adjusted Financial Data
For the Year Ended December 31, 1996
In thousands except for per share amounts                         As Adjusted
                                                                  Financial
                                                                    Data
                       Company                        Production  Including
                       Predec-   Old  Adjust-          Payment    Production
                       essor     MSR  ments Pro Forma Adjustment   Payment
                       Note 1 (a)     Note 1           Note 2      Note 2
REVENUES
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


12

NOTES TO PRO FORMA STATEMENTS OF OPERATIONS
   AND AS AJUSTED FINANCIAL DATA

1.   Pro Forma Adjustments

The accompanying unaudited pro forma consolidated statements of operations reflect the following adjustments;

(a) The information reflected as "Company" for 1997 is from inception, March 7, 1997, to December 31, 1997, which includes Old MSR beginning October 31, 1997. Amounts for the first two months of 1997 are reflected under Predecessor Company. The 1996 information reflects operations from the
  Mercury  Properties.   Forward sale  revenues  and  direct
  expenses for the last three months of 1996 were dedicated to the forward sale, see Note 2.
(b) The information reflected as "Old MSR" is Old MSR's results of operations for the first ten months of 1997. The effective date of the merger was October 31, 1997.
(c) Depreciation, depletion and amortization expense (DD&A) for Old MSR has been recomputed based on the revaluation of Old MSR's properties required by the purchase method of accounting for the Merger. Old MSR's DD&A expense was reduced $268,000 for 1996 and $248,000 for 1997.
(d) The general and administrative expenses of the combined entities are not anticipated to increase. By bringing together both the Company's and Old MSR's Fort Worth, Texas offices and the Cut Bank, Montana offices, general and administrative expenses are anticipated to be reduced by approximately 25 percent per year.
(e) Income taxes or tax benefits were computed on a pro forma basis using the Company's effective rate of 34 percent.

2.   Forward Sale of Oil Revenue and Adjusted Financial Data

The Company's oil revenues and associated operating expenses from the Mercury Properties included in the pro forma statements of operations and as adjusted financial data were subject to a prior production payment forward sales agreement between Mercury and a third party ("the Forward Sales Agreement") for the period of October 1996 until a certain amount of production was delivered to the third party. The production payment was completed and the agreement fulfilled on December 31, 1997. The Forward Sales Agreement is the obligation of Mercury. Mercury recorded the receipt of the sales proceeds under the Forward Sales Agreement and the related deferred revenue.

While the Company's oil revenues and associated expenses related to the Mercury Properties were excluded from the Company's statements of operations for the year ended December 31, 1997, the revenues and expenses are included in these statements for 1996 and 1997 to provide comparative information about the Company for 1998 and beyond. The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

Oil revenues and operating expenses relating to the Forward Sales Agreement have been added to statements for 1996 from the effective date of the Forward Sales Agreement (October 1, 1996) to the end of 1996 and for the twelve months ended December 31, 1997 under the Production Payment Adjustment column and reported as if the Merger had been consummated on January 1, 1996.

Interest expense associated with the Forward Sale was not charged to the Company by Mercury. It is included with the production payment revenues and expense to present a more accurate as adjusted financial data.

Liquidity and Capital Resources

The Company's current ratio at December 31, 1997 was 1.1 to 1 with positive working capital of $42,000. The Company's source of liquidity is cash flow from operations and bank debt. The Company requires capital primarily for the exploration, exploitation and acquisition of oil and natural gas properties, the repayment of indebtedness and general working capital purposes. The Company had cash flow from operating activities of $326,000 for the period from March 7, to December 31, 1997. For the 1997 period the Company used $272,000 for investing activities. During 1997 the Company incurred approximately $530,000 on 3-D seismic to evaluate a portion of the Cut Bank field in northwest Montana and approximately $62,000 for other development expenditures. The Company received $350,000 of cash in the merger with Old MSR.

Cash flow from financing activities for the period ended December 31, 1997 was $474,000; this consisted primarily of $10,575,000 of debt borrowings and $10,040,000 of repayment of long-term debt. Most of the borrowing and repayment of debt relate to the restructuring of the Company's and Old MSR's long-term debt effective upon the closing date of the merger.

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

The Company's EBITDA for the period from inception to December 31, 1997 was $412,000. EBITDA is calculated by adding interest, income taxes, and depreciation, depletion and amortization to net income (loss). Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of MSR's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings
(loss), or operating earnings (loss), as defined by generally accepted accounting principles, as an indicator of MSR's financial performance, as an alternative to cash flow, as a measures of liquidity or as being comparable to other similarly titled measures of other companies.

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


                                              MSR Exploration Ltd.
                                                (the "Registrant")

Dated:   March  27, 1998             by:  /s/Thomas F. Darden
         Ammended:
         December 28, 1998                /s/Thomas F. Darden
                                       Thomas F. Darden
                                       Chairman of the Board
                                       and Chief Executive Officer

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




DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 25, 1998
(December 18, 1998 as to Note 12)











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

Major Customers

For the period from Inception March 7, 1997, to December 31, 1997, three purchasers: Rio Vista Energy, Ltd. Montana Power Company and J.N. Petroleum Marketing, Inc., accounted for approximately 42%, 22% and 11%, respectively of the Company's
total  consolidated oil and gas sales.   The  Company  has  a
contract with Montana Power Company which expires January 1, 2004, to sell all gas processed through one of the company's gas plants. Gas prices are re-determined each January during the contract term. The Company does not anticipate that the loss of any of its present purchasers would adversely effect the Company's consolidated business. The Company also believes that, in the event of a loss of a present purchaser, other oil and gas purchasers located in the Company's areas of production would offer competitive prices for such production.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") which established new standards for
computing  and  presenting  EPS.   SFAS  No.  128  replaced  the
presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share (continued)

number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted weighted average number of shares outstanding includes 16,000 shares for the period attributable to the assumed exercise of dilutive common stock options. Earnings per share amounts for 1997 have been presented to conform to the SFAS No. 128 requirements.

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

2.  PRODUCTION PAYMENT

The Mercury Properties contributed to the Company by Mercury, upon its inception, were subject to a production payment. Mercury and Supply Development Group, Inc. ( SDG ) entered into a Production Payment Agreement in October 1996. Pursuant to the agreement SDG was entitled to an aggregate of 320,000 barrels of oil produced from certain properties of Mercury, including the Mercury Properties. Mercury could satisfy this obligation by delivering to SDG proceeds from the sale of oil produced rather than delivering the oil "in kind", unless SDG elected to take oil "in kind". Pursuant to the Merger Agreement among the Company, Old MSR, and Mercury dated as of March 26, 1997, as amended, Mercury was entitled to all of the oil revenue and income attributable to the Mercury Properties until the Production Payment Amount had been delivered to SDG; provided that Mercury must reimburse the Company for all costs and expenses of oil production. Mercury's obligation to SDG was satisfied on December 31, 1997. No amounts associated with the Production Payment Agreement are reflected in the Company's financial statements, as the Production Payment Agreement was an obligation of Mercury.

              MSR Exploration Ltd. and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  PRO FORMA CONDENSED CONSOLIDATED DATA - UNAUDITED

The following pro forma condensed consolidated data for the years ended December 31, 1997 and 1996 are presented as if the merger of the Company with Old MSR had been consummated on January 1, 1996, which includes adjustments to Old MSR. The Company's revenue and expenses subject to a prior forward sale were excluded from the Company's statements of operations and from this pro forma data. Oil revenues and direct operating expenses subject to the forward sale for 1997 were approximately $2,180,000 and $1,536,000 respectively, and for 1996 were approximately $689,000 of revenues and $308,000 of associated expenses. For 1996 the oil revenues and associated expenses subject to the forward sale relate to the final three months of 1996. Revenues and expenses associated with the forward sale began to accrue to the Company on January 1, 1998.



In thousands except for per share amounts.
                                     January 1,    From
                                     to            Inception
                                     March 6,      March 7
                                     Predecessor   December 31, Pro Forma
1997                                 Historical    Historical   (Unaudited)
Revenue                                    $57       $854       $4,454
Expenses                                    31        824        4,604
Net income (loss)                          $26        $30        ($150)

Basic and diluted earnings
 (loss) per share                        $0.00       $0.00       ($0.01)
Weighted average number of
  of shares outstanding                  12,000     12,000        25,777


                                                  Predecessor   Pro Forma
   1996                                           Historical   (Unaudited)

Revenue                                             $2,070       $6,446
Expenses                                             1,188        6,512
Net income (loss)                                     $882         ($66)

Basic and diluted earnings (loss) per share                       $0.00
Weighted average number of
  of shares outstanding                                          12,000



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




                                   1997

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

No valuation allowance is required because the deferred tax assets will be used up by the reversal of the deferred tax liabilities. As the deferred tax liabilities reverse and create taxable income, the tax assets will offset this tax liability.

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







            MSR Exploration Ltd. and Subsidiaries

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

No compensation cost has been recognized at date of grant of the stock options because the exercise price at date of grant was equal to the fair value of the common stock at date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan, the Company's net income would have been reduced
by  $62,000  for  the period ended December 31, 1997.   The  fair
value of the options were calculated in accordance with the Black-Scholes option pricing model using an expected volatility of 26%, expected option term of five years and a risk-free rate of return
of  6%.   Pro  forma basic and diluted earnings  per  share  were
$0.00.

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




MSR Exploration Ltd.

12.  Statements of Revenues and Direct Operating Expenses
     In Thousands

                               For the period     Twelve Months
                               from January 1,       Ended
                               to March 6,         December 31,
                                 1997                 1996

REVENUES
   Oil sales                        $0               $1,855
   Gas sales                        57                  215
     Total revenues                 57                2,070

DIRECT OPERATION EXPENSES
   Operating expenses                0                  989
   Production taxes                  7                  199
     Total expenses                  7                1,188

EXCESS OF REVENUES OVER
 DIRECT OPERATING EXPENSES         $50                 $882


The accompanying notes are an integral part of this statement.

a).  Basis of Presentation
Historical financial statements reflecting financial position, results of operations and cash flows required by generally accepted accounting principles are not presented for the period from January 1 to March 6, 1997 and for the year ended December 31, 1996, as such information is neither readily available on an individual property basis nor meaningful for the properties included in the Merger. Accordingly, this statement of revenues and direct operating expenses is presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

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

b).  Forward Sale of Oil Revenues

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

The oil revenues and associated expenses dedicated to the production payment forward sale from October 1, 1996 through December 31, 1996 were excluded from the Statement of Revenues and Direct Operating Expenses. Such amounts were also excluded form the Company's statement of operations for the period from
Inception,  March  7,  1997 to December 31,  1997.   To  provide
information about the Company for 1998 and beyond, revenues subject to the forward sales agreement amounted to $689,000 for 1996. Direct operating expenses subject to the sale were $308,000 for 1996.


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