Form 10QSB/A
period 1998-09-30
MSR EXPLORATION LTD
filed 1998-12-28
CIK 719187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM  10-QSB/A
                        (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                SECURITY EXCHANGE ACT OF 1934
        For the Quarter ended September 30, 1998

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




See Notes to Condensed Consolidated Financial Statements

4





MSR Exploration Ltd. and  Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands except for per share data

                                                     From        Combined
                       Three Months  Predecessor   Inception   Nine Months
                          Ended       January 1,  March 7, to     Ended
                       September 30,  to March 7,September 30,September 30,
                           1997          1997        1997         1997

REVENUE
 Oil sales                $ 0            $ 0         $ 0           $ 0
 Gas sales                 46             57          96           153
 Interest and
  other income              1              0           1             1

  Total revenues           47             57          97           154


EXPENSES
 Operating expenses         0              0           0             0
 Production taxes          22             10           6            19
 Depletion and
  and depreciation          0              0           0             0
 General and
  administrative            0              0           0             0
 Interest                  10              0          10            10
   Total expenses          38             17          53            70

Loss before
 income taxes               9             40          44             84

Income tax benefit         (3)            (1)         (1)           (29)

Net income               $  6           $ 26         $ 2          $  55

Basic and diluted
  earnings per share    $0.00          $0.00       $0.00          $0.00

Basic weighted
  number of shares
  outstanting for
  the periods          12,000         12,000       12,000         12,000

Diluted weighted
  average number
  of shares
  outstanding for
  the periods          12,000         12,000        12,000        12,000








See Notes to Condensed Consolidated Financial Statements













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


           MSR Exploration Ltd. and Subsidiaries

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2.  NOTES PAYABLES AND LONG-TERM DEBT
                                  September 30,     December31,
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

Comparison of Historical Results of Operations

Due to the limited existence of the Company, comparisons between current periods and prior years historical data may not be meaningful. The following discussion will center on trends and specific results, which have occurred during the periods presented. The large increases in 1998 compared to 1997 were due to (1) the merger with Old MSR, which was effective October 31, 1997and (2) the inclusion of the results of operations from the Mercury properties since January 1, 1998, which were subject to a foreward sale/production payment for all of 1997. Unless stated otherwise, all of the increases discussed below relating to these two items will not be repeated below.


Comparisons of the Third Quarter Ended September 30, 1998 to  the
Third Quarter Ended September 30, 1997.

Revenue. Total revenues for the three months ended September 30, 1998 were $900,000 compared to $47,000 for the same period last year. Oil revenues for the 1998 period were $545,000, from the sale of 53,600 barrels at an average sales price of $10.17 per barrel a 38 percent price decline compared to 1997. During the same period last year the average selling price of oil was approximately $16.50 per barrel. Gas revenues for the 1998 quarter were $339,000 from the sale of 190,000 Mcf of gas at an average sales price of $1.78 per Mcf. The 1997 gas sales were $46,000 at an average sales price of approximately $2.00 per Mcf.

Expenses. Total expenses for the three months ended September 30, 1998 were $1,473,000 compared to $38,000 for the same period in 1997. Operating expenses for the 1998 period totaled $556,000 and averaged $6.52 per barrel of oil equivalent. Production taxes of $65,000 in the 1998 quarter averaged approximately 7.2 percent of sales. Depletion and depreciation expense for the 1998 quarter was $306,000 at an average of $3.59 per barrel of oil equivalent. General and administrative expenses were $328,000 for the 1998 period and include $81,000 of pre-merger costs. Interest expense for the 1998 period totaled $218,000. The interest rate on the Company's debt averaged approximately
7.5 percent. Income taxes were calculated using statutory rate of 34 percent.

Net  Income  (loss).  For the third quarter ended  September  30,
1998 the net loss was $393,000 compared to $6,000 of net income for the 1997 period. The 1998 loss was primarily the result of the sharp decline in oil prices.

Comparison  of  the  Nine  Months Ended  September  30,  1998  to
September 30, 1997.

Revenue. Total revenues for the nine months ended September 30, 1998 were $3,003,000 compared to $154,000 for the 1997 period.
Oil revenues for the 1998 period were $1,775,000 from the sale of 161,200 barrels of oil at an average sales price of $11.01 per barrel a price decline of 38 percent compared to 1997. Average oil prices during the same period last year were approximately $17.68 per barrel. Gas sales in the first nine months of 1998 were $1,178,000 from the sale of 581,000 Mcf of gas at an average sales price of $2.03 per Mcf, an approximate 12% decline compared to average prices last year of $2.30.

Expenses. Total expenses for the nine months ended September 30, 1998 were $4,077,000 compared to $70,000 for 1997 period.
Operating expenses totaled $1,382,000 or approximately $5.36 per barrel of oil equivalent. Production taxes for 1998 were $250,000 and averaged 8.3 percent of sales. Depletion and depreciation expense for 1998 was $974,000 at approximately $3.77 per barrel of oil equivalent. General and administrative expenses for the first nine months of 1998 totaled $827,000 and included $166,000 of pre-merger costs. Interest expense was $644,000 for the 1998 period. The interest rate on the Company's debt averaged approximately 7.5 percent in 1998. Income taxes were calculated using the statutory rate of 34 percent.

Net Income (loss). For the nine months ended September 30, 1998 the Company had a loss of $724,000 compared to $55,000 of income for the same period last year. The 1998 loss was due primarily to the decline in both crude oil and natural gas prices.

Comparison  of  Historical  Results of  Operations  for  1998  to
Adjusted Financial Data for 1997

Due to the Company's limited existence the unaudited statement of operations for the three and nine months ended September 30, 1998 will be compared to the statements of financial data for the three and nine months ended September 30, 1997, which are presented and explained following these comparisons.

Comparison of the Third Quarter Ended September 30, 1998  to  the
Third Quarter Ended September 30, 1997.

Revenue. Total revenues for the three months ended September 30, 1998 were $900,000, a 44% decrease compared to $1,601,000 of as adjusted financial data revenues for the same period in 1997. Oil sales for the 1998 period were $545,000, a decrease of 42% compared to third quarter 1997 financial data sales of $932,000. This decrease was due primarily to a 38% decrease in average price per barrel sold by the Company. Average crude oil prices were $10.17 per barrel during the three months ended September 30, 1998 compared to financial data 1997 price of $16.48. Oil sales volumes decreased 5% from financial data barrels of 56,600 in 1997 to 53,600 for the third quarter of 1998. The decrease in oil sales volumes was primarily the result of natural production declines. Gas sales for the third quarter of 1998 were $339,000, a 48% decline compared to $654,000 of financial data sales during the same quarter in 1997. The reduction in gas sales revenues was primarily the result of lower production volumes and a decrease in the average gas prices the Company received for its gas. In the 1998 quarter, the Company sold its gas at an average price of $1.78 per mcf as compared to the 1997 financial data price of $2.34 per mcf, a 24% decrease. Gas sales volumes for the three months ended September 30, 1998 were 190,000 mcf, a decrease of 32% compared to 1997 pro forma of 279,000 mcf. Most of the reduction in gas sales volumes can be attributed to the Company's gas plant in northwest Montana, by contract were shut-ins all summer and natural production declines.

Expenses. Total expenses for the three months ended September 30, 1998 were $1,473,000, a 17% decrease compared to as adjusted financial data expenses of $1,765,000 for the same period in 1997. Management believes a significant portion of the decrease in operating expenses can be attributed to efficiencies gained as a result of the merger of the Company and Old MSR. Comparing actual operating expenses for the third quarter of 1998 to financial data expenses for the same period in 1997 indicates that 1998 operating expenses of $556,000 decreased 16%; 1998 production  taxes  of  $65,000 decreased 45%,  primarily  due  to reduced sales; 1998 depletion and depreciation expense of $306,000 was down 38%, the result of lower sales volumes and a reduced depletion rate and general and administrative expenses of $328,000 for 1998 increased 55%. General and administrative expenses for the 1998 quarter includes $81,000 of cost associated with the proposed merger with Quicksilver Resources Inc. If the merger costs had not been incurred G&A expenses would have increased 16%. Interest expense of $218,000 for 1998 reflected a decrease of 23% due to a reduced interest rate on the Company's long-term debt.

Net Loss. For the third quarter ended September 30, 1998, the net loss was $393,000 ($0.02 per share) compared to as adjusted financial data financial data net loss of $108,000 for the 1997 period. The 1998 third quarter loss was primarily the result of the extreme decline in crude oil and gas prices, reduced sales volumes, and also include $81,000 of merger expenses.

Comparison  of the Nine Months Ended September 30, 1998  to  Nine
Months Ended September 30, 1997.

Revenues. Revenues for the first nine months of 1998 were $3,003,000, a 40% decrease compared to as adjusted financial data revenues for the same period in 1997, due primarily to the lower price from oil and gas production. Oil sales for the 1998 period were $1,775,000, 44% lower than the 1997 financial data oil sales of $3,169,000. During the 1998 period the Company sold its crude oil for an average price of $11.01 per barrel compared to a 1997 average of $17.68, a decrease of 38%. Oil sales volumes were 161,200 barrels for the first nine months of 1998, a decrease of 10% compared to the 1997 period and was due to natural production declines and the result of shutting-in uneconomic wells. Gas sales for the first nine months of 1998 were $1,178,000 or $550,000 (32%) less than 1997 financial data sales of $1,728,000. The average price per mcf sold was $2.03 in 1998 compared to $2.33 in 1997. Gas volumes decreased from 745,400 financial data mcf of sales in 1997 to 581,000 mcf in 1998 primarily due to declines in production and lower gas plant sales.

Expenses. Total expenses for the nine months ended September 30, 1998, were $4,077,000, a decrease of 24% over the as adjusted financial data for 1997 of $5,344,000. As stated previously, management believes the overall reduction in operating expenses is the result of efficiencies gained from the merger of the Company and Old MSR. Operating expenses of $1,382,000 in 1998 decreased $689,000 or 33%. Production taxes were $250,000 in 1998, a decrease of 31% due primarily to reductions in product sales. Depletion and depreciation expense in the 1998 period was $974,000 or 28% less than financial data 1997 of $1,354,000 primarily due to reduced sales volumes and a lower depletion rate. General and administrative expenses for the 1998 period were $827,000 an increase of 15% compared to $721,000 in 1997. If merger costs totaling $166,000 had not been included, G&A expenses would have decreased 8%. Interest expense decreased 23% primarily due to a reduction of interest rates on long-term debt.

Net Loss. The first nine months of 1998 results of operations shows a net loss of $724,000 ($0.03 per share) compared to an as adjusted financial data net loss for the same period in 1997 of $249,000 ($0.01 per share). During 1998 the Company reduced expenses 24%, which was not sufficient to overcome the sharp decline in crude oil prices and a decrease in production.

            CONSOLIDATED STATEMENTS OF FINANCIAL DATA

     The following consolidated statements of financial data for the three and nine months ended September 30, 1997, combine the historical information of the Company adjusted to give effect to the merger with Old MSR as if the merger had been consummated on January 1, 1997. The Company's oil revenues and associated operating expenses from the Mercury Properties included in the statements were subject to a prior production payment/ forward sales agreement between Mercury and a third party for the period of October 1996 through December 31, 1997.

     The Mercury Property oil revenues and associated expenses were excluded from the Company's statements of operations for the year ended December 31, 1997, however the revenues and expenses are included in these statements to provide comparative information about the Company for 1998 and beyond. Forward sale/production payment revenues and expenses for the three months ended September 30, 1997 were $529,000 and $504,000 respectively, and for the nine months ended September 30, 1997 were $1,742,000 and $1,769,000, respectively. The oil revenues and associated expenses of the Mercury Properties began accruing to the Company on January 1, 1998.

These statements are provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Company included elsewhere in the report. The financial information presented is not necessarily indicative of the combined financial results as they may be in the future or as they might have been for the periods indicated had the merger been consummated as of January 1, 1997



MSR Exploration Ltd. and  Subsidiaries
UNAUDITED PRO FORMA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months     Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                               1997            1997
REVENUE
 Oil sales                                         $932          $3,169
 Gas sales                                          654           1,728
 Interest and other income                           15              69
    Total revenues                                1,601           4,966

EXPENSES
 Operating expenses                                 659           2,071
 Production taxes                                   119             363
 Depletion and depreciation                         493           1,354
 General and administrative                         212             721
 Interest                                           282             835
    Total expenses                                1,765           5,344

Loss before income taxes                           (164)           (378)

Income tax benefit                                   56             129

Net loss                                          ($108)          ($249)

Basic and diluted loss per share                  $0.00          $(0.01)
Basic and diluted weighted average number
 of shares outstanding for the periods           25,777          25,777




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

Cash used in investing activities for the nine months ended September 30, 1998 totaled $582,000. Capital expenditures includes costs incurred for geological and geophysical of $181,000, maintaining leases $140,000, plugging wells $95,000 and the remainder for various other equipment expenditures.

Cash from financing activities for the nine months ended ended
September 30, 1998 was $274,000. The Company borrowed an additional $350,000 using its credit facility and repaidd other loans in the amount of $76,000.

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

     For the nine months ended September 30, 1998 the Company had EBITDA of $544,000. EBITDA is calculated by adding interest, income taxes, and depreciation, depletion and amortization to net income. Interest includes interest expense accrued and amortization of deferred financing costs. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. EBITDA should not be considered as an alternative to earnings, or operating earnings, as defined by generally accepted accounting principles, as an indicator of the Company's financial performance, as an alternative to cash flow as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

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

Dated:   November 13, 1998
         Ammended, December 24, 1998

                         MSR Exploration Ltd.
                         By:  /s/ Glenn M. Darden
                             Glenn M. Darden
                             President and Chief Operating Officer


                         By:  /s/ Howard N. Boals
                             Howard N. Boals, Vice President of Finance
                             Chief Accounting Officer